Form 10-Q
period 2021-09-30
Spartacus Acquisition Shelf Corp.
filed 2021-10-22
CIK 1865631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File Number: 333-257441

Spartacus Acquisition Shelf Corp.
(Exact name of registrant as specified in its charter)

Delaware	87-0854654
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6470 E Johns Crossing, Suite 490 Duluth, GA 30097	30097
(Address of principal executive offices)	(Zip Code)

(770) 305-6434
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of October 22, 2021, there were zero shares of common stock issued and outstanding.

SPARTACUS ACQUISITION SHELF CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPARTACUS ACQUISITION SHELF CORP.
CONSOLIDATED BALANCE SHEET

(Unaudited)

September 30, 2021
Liabilities and Deficit
Due to affiliate	$293,081
Total liabilities	293,081

Commitments and Contingencies

Deficit:
Common stock, par value of $0.0001 per share; 100 shares authorized; 0 shares issued and outstanding	—
Accumulated deficit	(293,081)
Total deficit	(293,081)
Total Liabilities and Stockholders’ Deficit	$—

The accompanying notes are an integral part of these financial statements.

SPARTACUS ACQUISITION SHELF CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30, 2021	For the period from May 21, 2021 (inception) through September 30, 2021

Formation and operating expenses	$84,583	$293,081
Net loss	$(84,583)	$(293,081)

The accompanying notes are an integral part of these financial statements.

SPARTACUS ACQUISITION SHELF CORP.
CONSOLIDATED STATEMENTS OF DEFICIT
(Unaudited)

	For the three Months Ended September 30, 2021
	Common Stock		Accumulated	Total
	Shares	Amount	Deficit	Deficit
Balance as of June 30, 2021 (unaudited)	—	$—	$(208,498)	$(208,498)
Net loss	—	—	(84,583)	(84,583)
Balance as of September 30, 2021 (unaudited)	—	$—	$(293,081)	$(293,081)

	For the Period from May 21, 2021 (inception) through September 30, 2021
	Common Stock		Accumulated	Total
	Shares	Amount	Deficit	Deficit
Balance as of May 21, 2021 (inception)	—	$—	$—	$—
Net loss	—	—	(293,081)	(293,081)
Balance as of September 30, 2021 (unaudited)	—	$—	$(293,081)	$(293,081)

The accompanying notes are an integral part of these financial statements.

SPARTACUS ACQUISITION SHELF CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

For the period from May 21, 2021 (inception) through September 30, 2021
Cash flows from Operating Activities:
Net loss	$(293,081)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Due to affiliate	293,081
Net cash used in operating activities	—

Net change in cash	—
Cash, beginning of period	—
Cash, end of period	$—

The accompanying notes are an integral part of these financial statements.

SPARTACUS ACQUISITION SHELF CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Note 1 — Organization and Business Operations

Spartacus Acquisition Shelf Corp. (the “Company”) is a Delaware corporation formed by Spartacus Acquisition Corporation, a Delaware corporation (the “SPAC”), on May 21, 2021 (inception). The Company has adopted a fiscal year-end of December 31. The Company has the authority to issue 100 shares of common stock with a par value of $0.0001 per share. The Company was formed to be the surviving company in connection with a proposed business combination between the SPAC and a target company. On June 3, 2021, the company formed the Merger Entities (as defied below) for the purpose of consummating the proposed business combination described below. Each of the Merger Entities is a wholly owned subsidiary of the Company and has issued common stock and ownership interest to the Company in consideration of its payment of incorporation expenses.

Proposed Business Combination and Related Transactions

On June 9, 2021, the SPAC entered into an Agreement and Plan of Merger (the “Merger Agreement”) with the Company, NextNav, LLC, a Delaware limited liability company, NextNav Holdings, LLC, a Delaware limited liability company (“Holdings”), NEA 14 NextNav Blocker, LLC, a Delaware limited liability company (“NEA Blocker”), Oak NextNav Blocker, LLC, a Delaware limited liability company (“Oak Blocker”), Columbia Progeny Partners IV, Inc., a Delaware corporation (“Columbia Blocker”), Global Long Short Partners Aggregating Holdings Del VII LLC, a Delaware limited liability company (“GS Blocker 1”), Global Private Opportunities Partners Holdings II Corp., a Delaware corporation, (“GS Blocker 2,” and collectively with NEA Blocker, Oak Blocker, Columbia Blocker, and GS Blocker 1, the “Blockers”), SASC (SPAC) Merger Sub 1 Corporation, a Delaware corporation (“MS 1”), SASC (Target) Merger Sub 2 LLC, a Delaware limited liability company (“MS 2”), SASC (NB) Merger Sub 3 LLC, a Delaware limited liability company (“MS 3”), SASC (OB) Merger Sub 4 LLC, a Delaware limited liability company (“MS 4”), SASC (CB) Merger Sub 5 Corporation, a Delaware corporation (“MS 5”), SASC (GB1) Merger Sub 6 LLC, a Delaware limited liability company (“MS 6”) , and SASC (GB2) Merger Sub 7 Corporation, a Delaware corporation (“MS 7,” and collectively with MS 1, MS 2, MS 3, MS 4, MS 5, and MS 6, the “Merger Entities”). The Merger Agreement provides for, among other things, (a) MS 1 to be merged with and into the SPAC, with the SPAC surviving the merger; (b) MS 2 to be merged with and into Holdings, with Holdings surviving the merger; (c) MS 3 to be merged with and into NEA Blocker, with NEA Blocker surviving the merger; (d) MS 4 to be merged with and into Oak Blocker, with Oak Blocker surviving the merger; (e) MS 5 to be merged with and into Columbia Blocker, with Columbia Blocker surviving the merger; (f) MS 6 to be merged with and into GS Blocker 1, with GS Blocker 1 surviving the merger; and (g) MS 7 to be merged with and into GS Blocker 2, with GS Blocker 2 surviving the merger (the “Transactions”).

As a result of the Transactions, the SPAC, NEA Blocker, Oak Blocker, Columbia Blocker, GS Blocker 1, GS Blocker 2 and Holdings and the various operating subsidiaries of Holdings (we refer to Holdings and its operating subsidiaries collectively as “NextNav”), will become wholly owned subsidiaries of the Company, and the SPAC’s stockholders, the equity holders of each of NEA Blocker, Oak Blocker, Columbia Blocker, GS Blocker 1, GS Blocker 2, and the equity holders of Holdings, will become stockholders of the Company.

Consummation of the Transactions is subject to customary conditions of the respective parties, including, among others, that (i) there being no law or injunction prohibiting consummation of the Transactions; (ii) the Transactions be approved by the SPAC’s stockholders; (iii) all applicable waiting periods and any extensions thereof under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the rules and regulations promulgated thereunder will have expired or been terminated; (iv) the Registration Statement on Form S-4 of the Company containing the proxy statement/prospectus for the SPAC’s special meeting of stockholders will have become effective; (v) receipt of consent to the Transactions from the Federal Communications Commission; (vi) the Company will have at least $5,000,001 of net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) immediately following the closing of the Transaction (the “Closing”) (after giving effect to the redemption of any public shares by the SPAC’s public stockholders); and (vii) the Company’s common stock shares and warrants to be issued in connection with the Transactions shall have been approved for listing on The Nasdaq Stock Market LLC (“Nasdaq”). In addition, the obligations of NextNav and the SPAC, respectively, to consummate the Transactions is conditioned upon no material adverse effect having occurred with respect to the other party, and NextNav’s obligations to consummate the Transactions are conditioned upon the SPAC’s available closing date total cash (including cash in the SPAC’s trust account after giving effect to any redemptions and payment of transaction expenses, and the proceeds of the PIPE Investment (as defined below)) being equal to or greater than $250 million.

The Merger Agreement provides that at the Closing, the Company will enter into a Registration Rights Agreement with B. Riley Principal Investments, LLC, a Delaware limited liability company (“B. Riley”), Spartacus Sponsor LLC, a Delaware limited liability company (“Sponsor”), the Blockers, other than NEA Blocker, Fortress Investment Group, LLC and certain other former owners of Holdings with respect to the resale of shares of the Company’s common stock and other equity securities (including certain warrants to purchase shares of common stock of the Company and shares of common stock of the Company issued or issuable upon the exercise of any other equity security) that will be issued as consideration pursuant to the Merger Agreement (the “Registration Rights Agreement”). The Registration Rights Agreement will require the Company to, among other things, file a resale shelf registration statement on behalf of such stockholders promptly after the Closing. The Registration Rights Agreement will also provide certain demand rights and piggyback rights to such stockholders, subject to underwriter cutbacks and issuer blackout periods. The Company will agree to pay certain fees and expenses relating to registrations under the Registration Rights Agreement. The Registration Rights Agreement will also prohibit the transfer (subject to limited exceptions) of the shares of the Company’s common stock (a) received as equity consideration by certain stockholders of the SPAC for a period of one year following the Closing, subject to early termination in the event that the closing sale price of the Company’s common stock equals or exceeds $12.00 per share for 20 out of 30 consecutive trading days commencing at least 150 days after the Closing and (b) received as equity consideration by certain former owners of Holdings for a period of 180 days following the Closing, subject to early termination for 50% of the shares held thereby in the event that the closing sale price of the Company’s common stock equals or exceeds $12.00 per share for 20 out of 30 consecutive trading days commencing at least 60 days after the Closing. The Registration Rights Agreement will also prohibit the transfer (subject to limited exceptions) of the Company’s warrants held by Sponsor and B. Riley and shares issuable upon the exercise or conversion thereof for a period of 30 days following the Closing.

Concurrently with the execution and delivery of the Merger Agreement, certain “qualified institutional buyers” (as defined in Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”)) or institutional “accredited investors” (as such term is defined in Rule 501 under the Securities Act) (collectively, the “PIPE Investors”), entered into subscription agreements (the “PIPE Subscription Agreements”) pursuant to which the PIPE Investors have committed to subscribe for and purchase 20.5 million shares of the SPAC’s Class A common stock (the “PIPE Shares”) at a purchase price per share of $10.00 for aggregate gross proceeds of $205 million (the “PIPE Investment”). The purchase of the PIPE Shares will be consummated immediately prior to the Closing, with such PIPE Shares immediately being cancelled in connection with the mergers and in consideration for newly issued common stock of the Company. In connection with the placement of the PIPE Shares, the SPAC’s co-placement agents, B. Riley Securities, Inc. and PJT Partners LP, will be due a fee of approximately $5.9 million upon the Closing.

The Merger Agreement and related agreements are further described in the current report on Form 8-K filed by the SPAC with the U.S. Securities and Exchange Commission (the “SEC”) on June 10, 2021.

On June 25, 2021, the Company filed a registration statement on Form S-4 (File No: 333-257441) (the “Form S-4”) related to the proposed Business Combination. The Form S-4 was subsequently amended by the Company on August 12, 2021 and August 25, 2021, and the SEC declared the Form S-4 effective on September 13, 2021. On September 17, 2021, the SPAC filed a definitive proxy statement in connection with the special meeting of the SPAC’s stockholders to be held on October 27, 2021 regarding the proposed business combination. The proposed business combination is expected to close on or prior to November 1, 2021, subject to approval by SPAC’s stockholders and other customary closing conditions.

Upon closing of the proposed business combination described above, it is expected that the Company’s common stock and warrants will be listed on Nasdaq under the symbols “NN” and “NNAVW”, respectively.

Other than as specifically discussed, this quarterly report on Form 10-Q does not assume the closing of the proposed business combination.

Liquidity and Capital Resources

As of September 30, 2021, the Company did not have any cash, relying on the SPAC to fund all of its expenses. All amounts either already paid or expected to be paid by the SPAC are presented as due to affiliate on the consolidated Balance Sheet and are due within one year. The SPAC has until April 19, 2022 to complete its initial business combination. If the SPAC is unable to complete the initial business combination by April 19, 2022, the SPAC must cease all operations and dissolve and liquidate under Delaware law.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. If the SPAC is unable to raise additional funds to alleviate liquidity needs as well as complete a business combination by April 19, 2022, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the period from May 21, 2021 (inception) through September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

Use of Estimates

The preparation of the accompanying financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company’s management determined that the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the period from May 21, 2021 (inception) through September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The provision for income taxes was deemed immaterial for the period ending September 30, 2021.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Common Stock

The Company is authorized to issue up to 100 shares of common stock with a par value of $0.0001 per share. As of September 30, 2021, there were no shares of common stock issued or outstanding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Spartacus Acquisition Shelf Corp. References to our “management” or our “management team” refer to our officers and directors. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning for Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. The Company’s securities filings can be accessed on the EDGAR section of the U.S. Securities and Exchange Commission’s (the “SEC”) website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a Delaware corporation formed by Spartacus Acquisition Corporation, a Delaware corporation (the “SPAC”) on May 21, 2021 (inception) to be the surviving company in connection with a proposed business combination between the SPAC and a target company. On June 3, 2021, the Company formed the Merger Entities (as defined below) for the purpose of consummating the proposed business combination described below. Each of the Merger Entities is a wholly owned subsidiary of the Company and has issued common stock and ownership interest to the Company in consideration of its payment of incorporation expenses.

Agreement and Plan of Merger for a Business Combination

On June 9, 2021, the SPAC entered into an Agreement and Plan of Merger (the “Merger Agreement”) with the Company, NextNav, LLC, a Delaware limited liability company, NextNav Holdings, LLC, a Delaware limited liability company (“Holdings”), NEA 14 NextNav Blocker, LLC, a Delaware limited liability company (“NEA Blocker”), Oak NextNav Blocker, LLC, a Delaware limited liability company (“Oak Blocker”), Columbia Progeny Partners IV, Inc., a Delaware corporation (“Columbia Blocker”), Global Long Short Partners Aggregating Holdings Del VII LLC, a Delaware limited liability company (“GS Blocker 1”), Global Private Opportunities Partners Holdings II Corp., a Delaware corporation, (“GS Blocker 2,” and collectively with NEA Blocker, Oak Blocker, Columbia Blocker, and GS Blocker 1, the “Blockers”), SASC (SPAC) Merger Sub 1 Corporation, a Delaware corporation (“MS 1”), SASC (Target) Merger Sub 2 LLC, a Delaware limited liability company (“MS 2”), SASC (NB) Merger Sub 3 LLC, a Delaware limited liability company (“MS 3”), SASC (OB) Merger Sub 4 LLC, a Delaware limited liability company (“MS 4”), SASC (CB) Merger Sub 5 Corporation, a Delaware corporation (“MS 5”), SASC (GB1) Merger Sub 6 LLC, a Delaware limited liability company (“MS 6”) , and SASC (GB2) Merger Sub 7 Corporation, a Delaware corporation (“MS 7,” and collectively with MS 1, MS 2, MS 3, MS 4, MS 5, and MS 6, the “Merger Entities”). The Merger Agreement provides for, among other things, (a) MS 1 to be merged with and into the SPAC, with the SPAC surviving the merger; (b) MS 2 to be merged with and into Holdings, with Holdings surviving the merger; (c) MS 3 to be merged with and into NEA Blocker, with NEA Blocker surviving the merger; (d) MS 4 to be merged with and into Oak Blocker, with Oak Blocker surviving the merger; (e) MS 5 to be merged with and into Columbia Blocker, with Columbia Blocker surviving the merger; (f) MS 6 to be merged with and into GS Blocker 1, with GS Blocker 1 surviving the merger; and (g) MS 7 to be merged with and into GS Blocker 2, with GS Blocker 2 surviving the merger (the “Transactions”).

As a result of the Transactions, the SPAC, NEA Blocker, Oak Blocker, Columbia Blocker, GS Blocker 1, GS Blocker 2 and Holdings and the various operating subsidiaries of Holdings (we refer to Holdings and its operating subsidiaries collectively as “NextNav”), will become wholly owned subsidiaries of the Company, and the SPAC’s stockholders, the equity holders of each of NEA Blocker, Oak Blocker, Columbia Blocker, GS Blocker 1, GS Blocker 2, and the equity holders of Holdings, will become stockholders of the Company.

The aggregate consideration to be paid to the equity holders of Holdings, NEA Blocker, Oak Blocker, Columbia Blocker, GS Blocker 1 and GS Blocker 2 in the Transactions will consist of approximately 75 million shares of the Company’s common stock. The number of shares of the equity consideration will be based on a $10.00 per share value for the common stock.

Pursuant to the SPAC’s amended and restated certificate of incorporation and in accordance with the terms of the Merger Agreement, the SPAC will be providing its public stockholders with the opportunity to redeem, upon the closing of the Transactions, their shares of Class A common stock of the SPAC for cash equal to their pro rata share of the aggregate amount on deposit as of two business days prior to the consummation of the Transactions in the trust account (which holds the proceeds of the SPAC’s initial public offering, less taxes payable).

Upon the consummation of the business combination, the Company intends to change its name to “NextNav Inc.”

The consummation of the business combination is subject to certain conditions as further described in the Merger Agreement.

Concurrently with the execution and delivery of the Merger Agreement, certain “qualified institutional buyers” (as defined in Rule 144A under the Securities Act) or institutional “accredited investors” (as such term is defined in Rule 501 under the Securities Act) (collectively, the “PIPE Investors”), entered into subscription agreements (the “PIPE Subscription Agreements”) pursuant to which the PIPE Investors have committed to subscribe for and purchase 20.5 million shares of the SPAC’s Class A common stock (the “PIPE Shares”) at a purchase price per share of $10.00 for aggregate gross proceeds of $205 million. The purchase of the PIPE Shares will be consummated immediately prior to the Closing, with such PIPE Shares immediately being cancelled in connection with the mergers and in consideration for newly issued common stock of the Company.

For additional information regarding NextNav, the Merger Agreement and related agreements and the Transactions, refer to the Registration Statement on Form S-4/A filed by the Company with the SEC on August 25, 2021, which the SEC declared effective on September 13, 2021.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for the proposed business combination. We do not expect to generate any operating revenues until after completion of our initial business combination. We incur expenses for legal, financial reporting, accounting, and auditing compliance in connection with completing our proposed business combination.

For the three months ended September 30, 2021, we had a loss from operations of $84,583, which consists of formation and operating costs related to our proposed business combination. For the period of May 21, 2021 (inception) through September 30, 2021, we had a loss from operations of $293,081, which consists of formation and operating costs related to our proposed business combination.

Liquidity and Capital Resources

Until the consummation of the proposed business combination, the Company’s only source of liquidity is the SPAC. As of September 30, 2021, the Company did not have any cash, relying on the SPAC to fund all of its expenses. The SPAC has until April 19, 2022 to complete its initial business combination. If the SPAC is unable to complete the initial business combination by April 19, 2022, the SPAC must cease all operations and dissolve and liquidate under Delaware law. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern.

For the period from May 21, 2021 (inception) through September 30, 2021, cash used in operating activities was zero, due to the SPAC paying for all the Company’s costs.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets, or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

Critical Accounting Estimates

Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our unaudited financial information. We describe our significant accounting policies in “Note 2 – Summary of Significant Accounting Policies,” of the Notes to Financial Statements included in this Quarterly Report. Our unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain of our accounting policies require that management apply significant judgments in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty, and, therefore, actual results could differ from our estimates.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

As required by Rule 15d-15(b) under the Exchange Act, our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon his evaluation, he concluded that our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) were effective.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not involved in any litigation that is expected to have a material impact on our financial position or results of operations.

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors set forth under the section titled “Risk Factors” in the Company’s registration statement on Form S-4/A filed with the SEC on August 25, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

spartacus ACQUISITION Shelf CORP.

/s/ Igor Volshteyn
Name:	Igor Volshteyn
Title:	President (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

October 22, 2021