Form 10-Q
period 2022-03-31
NEXTNAV INC.
filed 2022-05-12
CIK 1865631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Registrant’s telephone number, including area code: (800) 775-0982

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	NN	The Nasdaq Capital Market
Warrants, each to purchase one share of Common Stock	NNAVW	The Nasdaq Capital Market

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There were 96,570,630 shares of the registrant’s common stock outstanding as of May 9, 2022.

NEXTNAV INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2022

Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “NextNav,” the “Company,” “we,” “us,” and “our” include NextNav Inc. and its subsidiaries.

i

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1034, as amended (the “Exchange Act”). Forward-looking statements include, but are not limited to, statements regarding our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future, projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, and are not guarantees of future performance. The words “may,” “anticipate,” “believe,” “expect,” “intends,” “might,” “plan,” “possible,” “potential,” “aim,” “strive,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. These statements may relate to, but are not limited to: expectations regarding our strategies and future financial performance, including future business plans or objectives, expected functionality of our geolocation services, anticipated timing and level of deployment of our services, anticipated demand and acceptance of our services, prospective performance and commercial opportunities and competitors, the timing of obtaining regulatory approvals, ability to finance our research and development activities, commercial partnership acquisition and retention, products and services, pricing, marketing plans, operating expenses, market trends, revenue, liquidity, cash flows and uses of cash, capital expenditures, and our ability to invest in growth initiatives; our ability to recognize the anticipated benefits of the Business Combination (as defined below), which may be affected by, among other things, competition, and the ability of the combined business to grow and manage growth profitably; factors relating to our future operations, projected capital resources and financial position, estimated revenue and losses, projected costs and capital expenditures, prospects and plans; projections of market growth and size, including the level of market acceptance for our services; our ability to adequately protect key intellectual property rights or proprietary technology; our ability to maintain our Location and Monitoring Service (“LMS”) licenses and obtain additional LMS licenses as necessary; our ability to maintain adequate operational financial resources or raise additional capital or generate sufficient cash flows; our ability to develop and maintain effective internal controls; our success in recruiting and/or retaining officers, key employees or directors; expansion plans and opportunities; costs related to being a public company; our ability to maintain the listing of our securities on Nasdaq; and the outcome of any known and unknown litigation and regulatory proceedings, as well as assumptions relating to the foregoing.

Forward-looking statements are based on information available as of the date of this quarterly report on Form 10-Q, and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views of any subsequent date, and we do not undertake any obligation to update or revise any forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

For additional information regarding risk factors, see Part II, Item 1A, “Risk Factors” of this quarterly report on Form 10-Q and Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021.

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NextNav Inc.

CONDENSED Consolidated Balance Sheets

(IN THOUSANDS, EXCEPT SHARE DATA)

	March 31, 2022 (unaudited)	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$93,781	$100,076
Accounts receivable	37	1,740
Other current assets	2,907	4,516
Total current assets	$96,725	$106,332
Network under construction	908	494
Property and equipment, net	20,943	21,757
Operating lease right-of-use assets	12,464	-
Intangible assets	4,058	4,095
Other assets	1,040	4,145
Total assets	$136,138	$136,823

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,138	$448
Accrued expenses and other current liabilities	4,382	4,600
Operating lease current liabilities	3,121	-
Deferred revenue	469	1,632
Total current liabilities	$9,110	$6,680
Warrants	22,488	28,875
Operating lease noncurrent liabilities	6,626	-
Other long-term liabilities	976	1,311
Total liabilities	$39,200	$36,866

Stockholders’ equity:
Common stock, authorized 500,000,000 shares; 96,553,946 and 96,546,611 shares issued and 96,553,773 and 96,546,611 shares outstanding at March 31, 2022 and December 31, 2021, respectively	11	11
Additional paid-in capital	755,149	747,928
Accumulated other comprehensive loss	(134)	(121)
Accumulated deficit	(658,087)	(647,861)
Common stock in treasury, at cost; 173 and zero shares at March 31, 2022 and December 31, 2021, respectively	(1)	-
Total stockholders’ equity	$96,938	$99,957
Total liabilities and stockholders’ equity	$136,138	$136,823

See accompanying notes.

NextNav INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended March 31,
	2022	2021
Revenue	$1,199	$251
Operating expenses:
Cost of goods sold (exclusive of depreciation and amortization)	3,037	7,398
Research and development	3,988	2,383
Selling, general and administrative	9,340	2,737
Depreciation and amortization	882	343
Total operating expenses	17,247	12,861
Operating loss	(16,048)	(12,610)
Other income (expense):
Interest expense	-	(2,781)
Change in fair value of warrants	6,387	(11,659)
Other (loss) income, net	(16)	(3)
Loss before income taxes	(9,677)	(27,053)
Provision for income taxes	(34)	(15)
Net loss	$(9,711)	$(27,068)
Foreign currency translation adjustment	(13)	(1)
Comprehensive loss	$(9,724)	$(27,069)
Net loss	$(9,711)	$(27,068)
Change in redemption value of preferred interests	-	(8,188)
Net loss attributable to common stockholders	$(9,711)	$(35,256)
Weighted average of shares outstanding – basic and diluted	100,868	7,346
Net loss attributable to common stockholder per share – basic and diluted	$(0.10)	$(4.80)

See accompanying notes.

NextNav INC.

CONDENSED Consolidated Statements of Changes in Stockholders’ equity

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE DATA)

	Redeemable Class C Convertible		Redeemable Class D Convertible		Total Preferred	Class A		Additional		Accumulated Other	Class A Common Stock		Stockholders’
	Preferred Units		Preferred Units		Interests	Common Stock		Paid-In	Accumulated	Comprehensive	in Treasury		(Deficit)
	Units	Value	Units	Value	Value	Units	Value	Capital	Deficit	(Loss)	Units	Value	Equity
Balance, December 31, 2020	5,365,566	$11,879	42,286,068	$357,725	$369,604	7,345,733	$2	$—	$(490,284)	$(96)	—	$—	$(490,378)
Equity-based compensation expense	—	—	—	—	—	—	—	363	—	—	—	—	363
Issuance of common warrants	—	—	—	—	—	—	—	232	—	—	—	—	232
Change in redemption value	—	—	—	8,188	8,188	—	—	(595)	(7,593)	—	—	—	(8,188)
Net loss	—	—	—	—	—	—	—	—	(27,068)	—	—	—	(27,068)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(1)	—	—	(1)
Balance, March 31, 2021	5,365,566	$11,879	42,286,068	$365,913	$377,792	7,345,733	$2	$—	$(524,945)	$(97)	—	$—	$(525,040)
Balance, December 31, 2021	—	$—	—	$—	$—	96,546,611	$11	$747,928	$(647,861)	$(121)	—	$—	$99,957
Impact from adoption of new accounting standards	—	—	—	—	—	—	—	—	(515)	—	—	—	(515)
Balance, January 1, 2022	—	—	—	—	—	96,546,611	$11	$747,928	$(648,376)	$(121)	—	—	99,442
Exercise of common stock options	—	—	—	—	—	7,325	—	26	—	—	—	—	26
Exercise of common warrants	—	—	—	—	—	10	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	7,195	—	—	—	—	7,195
Net loss	—	—	—	—	—	—	—	—	(9,711)	—	—	—	(9,711)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(13)	—	—	(13)
Common stock received for tax withholding	—	—	—	—	—	—	—	—	—	—	(173)	(1)	(1)
Balance, March 31, 2022	—	$—	—	$—	$—	96,553,946	$11	$755,149	$(658,087)	(134)	(173)	$(1)	$96,938

See accompanying notes.

NextNav INC.

CONDENSED Consolidated Statements of Cash Flows

(UNAUDITED)

(IN THOUSANDS)

	Three Months ended March 31,
	2022	2021
Operating activities
Net loss	$(9,711)	$(27,068)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	882	343
Equity-based compensation	7,195	363
Change in fair value of warranty liability	(6,387)	11,659
Fixed asset write-off	-	20
Issuance of warrants for rent expense	-	5,303
Asset retirement obligation accretion	12	17
Amortization of debt issuance costs and discount	-	222
Accrued payment in kind (“PIK”) interest on debt	-	1,214
Changes in operating assets and liabilities:
Accounts receivable	1,704	74
Other current assets	793	(2,042)
Other assets	(8)	-
Accounts payable	646	(52)
Deferred revenue	(1,162)	-
Accrued expenses and other liabilities	(202)	1,493
Operating lease right-of-use assets and liabilities	141	-
Net cash used in operating activities	(6,097)	(8,454)

Investing activities
Capitalization of costs and purchases of network assets, property, and equipment	(171)	(882)
Purchase of internal use software	(37)	(29)
Net cash used in investing activities	(208)	(911)

Financing activities
Proceeds from senior secured loan	-	8,067
Proceeds from exercise of stock options	26	-
Repurchase of common stocks (withholding taxes)	(1)	-
Net cash provided by financing activities	25	8,067
Effect of exchange rates on cash, cash equivalents and restricted cash	(15)	-
Net decrease in cash, cash equivalents and restricted cash	(6,295)	(1,298)
Cash, cash equivalents and restricted cash at beginning of period	100,076	13,669
Cash, cash equivalents and restricted cash at end of period	$93,781	$12,371

Non-cash financing information
Capital expenditure included in accounts payable	$243	$-
Issuance of warrants	$-	$5,303

See accompanying notes.

NextNav INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the three months ended March 31, 2022

1. Organization and Business; Business Combination

Principal Business

NextNav Inc. and its consolidated subsidiaries, (collectively “NextNav” or the “Company”) delivers next generation positioning, navigation and timing (“PNT”) solutions through network-based solutions, including the Pinnacle system. The Pinnacle system provides “floor-level” altitude service to any device with a barometric pressure sensor, including most off-the-shelf Android and iOS smartphones. The TerraPoiNT system is a terrestrial-based, encrypted network designed to overcome the limitations inherent in the space-based nature of global positioning system (“GPS”) through a network of specialized wide area location transmitters that broadcasts an encrypted PNT signal on a licensed 900 MHz spectrum.

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

Business Combination

On October 28, 2021, the Company consummated the previously announced business combination pursuant to the terms of the Agreement and Plan of Merger (the “Merger Agreement”), dated as of June 9, 2021, by and among the Company, Spartacus Acquisition Corporation, a Delaware corporation (“Spartacus”), NextNav Holdings, LLC, a Delaware limited liability company (“Holdings”) and the other parties thereto (the “Business Combination”). As a result of the Business Combination, the Company changed its name from Spartacus Acquisition Shelf Corp. to NextNav Inc., and certain blocker entities formed by Holdings equity holders, Holdings and the various operating subsidiaries of Holdings became the Company’s wholly owned subsidiaries, with the equity holders of each of such blocker entities and Holdings and Spartacus’ stockholders becoming stockholders in NextNav.

While the legal acquirer in the Business Combination is Spartacus, for financial accounting and reporting purposes under accounting principles generally accepted in the United States (“U.S. GAAP”), Holdings is deemed to be the accounting acquirer, with the Business Combination being accounted for as a “reverse recapitalization.” A reverse recapitalization does not result in a new basis of accounting. Accordingly, the reverse recapitalization was treated as the equivalent of Holdings issuing stock for the net assets of Spartacus, accompanied by a recapitalization. The net assets of Spartacus are stated at historical costs, with no goodwill or other intangible assets recorded.

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in these condensed consolidated financial statements.

The consolidated assets, liabilities and results of operations prior to the reverse recapitalization are those of Holdings. The outstanding shares and corresponding capital amounts, and losses per share, prior to the reverse recapitalization, have been retroactively restated in accordance with Accounting Standards Codification 805, Business Combinations.

Unaudited Interim Financial Information

The condensed consolidated financial statements as of March 31, 2022 are unaudited. These interim financial statements of NextNav have been prepared in accordance with U.S. GAAP and Securities and Exchange Commission (“SEC”) instructions for interim financial information and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”), which we filed with the SEC on March 23, 2022.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and reflect, in management’s opinion, all adjustments of a normal, recurring nature that are necessary for the fair statement of the Company’s balance sheets, results of operations, and cash flows for the three-month periods, but are not necessarily indicative of the results expected for the full fiscal year or any other period.

There have been no changes to the Company’s significant accounting policies described in the 2021 Form 10-K that have had a material impact on these condensed consolidated financial statements and related notes.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period and accompanying notes. These estimates include those related to the useful lives and recoverability of long-lived and intangible assets, valuation of common stock warrants, income taxes and equity-based compensation, among others. NextNav bases estimates on historical experience, anticipated results and various other assumptions, including assumptions of future events, it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets, liabilities, equity, revenue and expenses, that are not readily apparent from other sources. Actual results and outcomes could differ materially from these estimates and assumptions.

Revenue

The following table presents the Company’s revenue disaggregated by category and source:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Commercial	$1,180	$-
Government contracts	10	251
Equipment sales	9	-
Total revenue	$1,199	$251

Contract Balances

Accounts receivable are billed and unbilled amounts related to the Company’s rights to consideration as performance obligations are satisfied when the rights to payment become unconditional but for the passage of time. As of March 31, 2022 and December 31, 2021, the Company’s accounts receivable balances were comprised of $0.04 million and $1.7 million, respectively.

Contract liabilities relate to amounts billed in advance, or advance consideration received from customers, for which transfer of control of the good or service occurs at a later point in time. As of March 31, 2022 and December 31, 2021, the Company’s contract liabilities were $0.5 million and $1.6 million, respectively.

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

The following details the amount of stock-based compensation included in cost of goods sold, research and development, and selling, general and administrative expenses:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Cost of goods sold	$644	$21
Research and development	1,794	145
Selling, general and administrative	4,757	219
Total stock-based compensation expense	$7,195	$385

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

Restricted shares are included in the computation of basic EPS as they vest and are included in diluted EPS, to the extent they are dilutive, determined using the treasury stock method. Outstanding options are included in the computation of diluted EPS, to the extent they are dilutive, determined using the treasury stock method. In connection with the closing of the Business Combination, AT&T Services, Inc. and certain of its affiliates (“AT&T”) elected to exchange its outstanding warrants in Holdings for a new warrant to purchase an aggregate of 4,320,133 shares of NextNav’s common stock at an exercise price of $0.01 (the “AT&T Warrant”). The AT&T Warrant is expected to be net settled upon redemption, resulting in an issuance of 4,315,813 of NextNav’s common stock. The exercise price represents little consideration compared to the Company’s common stock and there are no other vesting conditions or contingencies associated with them. Accordingly, they are included in the basic EPS calculation during the applicable period.

The Company has not considered the effect of the warrants to purchase an aggregate of 18,749,990 shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The determination of the diluted weighted average shares is included in the following calculation of EPS:

	Three Months Ended March 31,
	2022	2021
	(in thousands, except per share amounts)
Numerator
Net loss	$9,711	$27,068
Less: cumulative change in redemption value of preferred units	—	8,188
Net loss attributable to common stockholders	$9,711	$35,256

Denominator
Weighted average shares – basic and diluted	100,868	7,346

Basic and diluted loss per share	$0.10	$4.80

The following details anti-dilutive unvested restricted stock units, as well as the anti-dilutive effects of the outstanding warrants, stock options and preferred units:

	March 31,
Antidilutive Shares Excluded	2022	2021
	(in thousands)
Warrants	18,750	17,667
Stock Options	2,500	2,047
Unvested Restricted Stock Units	3,399	145
Unvested Restricted Stock Awards	1,070	—
Preferred units	—	47,652

Leases

NextNav leases office space under a non-cancellable lease as well as site leases for towers and shelters under operating leases related to its network under construction. Site leases are entered into throughout the United States under which NextNav receives the rights to install equipment used to transmit its services over its licensed spectrum. The Company, at the inception of the contract, determines whether a contract is or contains a lease based on assessment of the terms and conditions of the contract. The Company classifies leases with contractual terms longer than twelve months as either operating or finance. The Company has elected not to recognize lease assets and liabilities for its short-term leases, which are defined as leases with an initial term of twelve months or less.

The Company’s leases may include options to extend or terminate the lease. The option to renew may be automatic, at the option of NextNav or mutually agreed to between the landlord and NextNav. Lease terms include the non-cancellable term and periods under options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

The Company’s lease agreements generally contain lease and non-lease components. Payments under the lease arrangements are primarily fixed. Non-lease components primarily include payments for utilities and maintenance. The Company combines fixed payments for non-lease components with lease payments and account for them together as a single lease component which increases the amount of the Company’s lease assets and liabilities. Certain lease agreements contain variable payments, which are expensed as incurred and not included in the lease assets and liabilities. These amounts include payments for common area maintenance.

Lease assets and liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value of the future lease payments is the Company’s incremental borrowing rate, because the interest rate implicit in the Company’s leases is not readily determinable. The Company’s incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments, and in economic environments where the leased asset is located. Lease assets are reduced by landlord incentives, plus any direct costs from executing the leases or lease prepayments reclassified from “Other current assets” upon lease commencement.

Operating lease assets and liabilities are included on the Condensed Consolidated Balance Sheet beginning January 1, 2022. Operating lease expense is recognized on a straight-line basis over the lease term. Monthly rent expense includes any site related utility payments or other fees such as administrative or up-front fees contained in the lease agreements that are determinable upon execution of the lease agreement.

Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to recognize lease assets and lease liabilities on the Consolidated Balance Sheet for those leases classified as operating leases under current U.S. GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the Consolidated Balance Sheet. The new guidance also requires qualitative and quantitative disclosures related to the nature, timing and uncertainty of cash flows arising from leases. In July 2018, the FASB amended the new lease standard which, among other changes, allows a company to elect to adopt ASU 2016-02 using a transition option whereby a cumulative effect adjustment is recorded to the opening balance of its retained earnings on the adoption date. The Company has elected to use this modified retrospective transition option and recorded a cumulative effect adjustment to retained earnings of $0.5 million, net of tax, as of January 1, 2022. The Company also elected certain practical expedients permitted under the transition guidance, including to retain the historical lease classification as well as relief from reviewing expired or existing contracts to determine if they contain leases. The adoption of ASU 2016-02 resulted in the recognition of operating lease right-of-use assets and liabilities of $13.4 million and $10.5 million, respectively. The standard did not have a significant effect on the Condensed Consolidated Statements of Comprehensive Loss and Cash Flows. See Note 4 for additional lease disclosures.

In December 2019, FASB issued ASU 2019-02, Simplifying the Accounting for Income Taxes (Topic 740) (“ASU 2019-12”), which is intended to improve consistency and simplify several areas of existing guidance. ASU 2019-12 removes certain exceptions to the general principles related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 is effective for the Company’s fiscal year beginning January 1, 2022. The Company adopted this ASU as of January 1, 2022. The adoption did not have a material impact on the consolidated financial statements.

Recent Accounting Developments Not Yet Adopted

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

3. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2022	December 31, 2021
	(in thousands)
Accrued salary and other employee liabilities	$2,968	$2,423
Accrued legal and professional services	1,409	1,540
Other accrued liabilities	5	637
Total	$4,382	$4,600

4. Leases

All leases were classified as operating leases as of March 31, 2022 and March 31, 2021.

Components of operating lease expense were as follows (in thousands):

Three Months Ended March 31, 2022
Operating lease cost	$1,107
Variable lease cost	$26
Short-term lease cost	$57

Supplemental information related to operating leases was as follows (in thousands, except for weighted average data):

Three Months Ended March 31, 2022
Operating cash flows from operating leases	$975
Right-of-use assets obtained in exchange for new operating lease liabilities	$9,459
Weighted-average remaining lease term - operating leases (years)	4.1
Weighted-average discount rate - operating leases (%)	4.5

Future lease payments under operating leases as of March 31, 2022 were as follows (in thousands):

Remainder of 2022	$2,630
2023	2,729
2024	1,856
2025	1,422
2026	1,200
Thereafter	860
Total undiscounted future lease payments	$10,697
Less imputed interest	950
Total lease liability balance	$9,747

As of March 31, 2022, the Company has entered into leases that have not yet commenced with future lease payments of $2.1 million that are not yet recorded on the Condensed Consolidated Balance Sheet. These leases will commence between the third and fourth quarter of 2022 with non-cancelable lease terms of five years.

Supplemental Information for Comparative Periods

As of December 31, 2021, prior to the adoption of ASU 2016-02, future minimum payments under operating leases were as follows (in thousands):

For the Twelve Months Ended December 31,
2022	$3,335
2023	$2,400
2024	$1,548
2025	$1,109
Thereafter	$1,581

During the twelve months ended December 31, 2021, rent expense was $13.6 million.

5. Warrants and Warrant Liability

As of March 31, 2022, NextNav had 18,749,990 warrants outstanding including: (a) 9,999,990 public warrants sold in connection with Spartacus’ initial public offering (the “Public Warrants”) and (b) 8,750,000 warrants issued in a private placement on the initial public offering closing date (the “Private Placement Warrants”).

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

The Private Placement Warrants are identical in all respects to the Public Warrants except that, so long as they are held by the current holder or its permitted transferees: (i) they will not be redeemable by NextNav; (ii) they may be exercised by the holders on a cashless basis; and (iii) they are subject to registration rights.

6. Fair Value

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

The following table presents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
	(in thousands)
March 31, 2022
Warrants	—	—	$22,488	$22,488

December 31, 2021
Warrants	—	—	$28,875	$28,875

The carrying values of cash and cash equivalents, accounts payable, accrued expenses and other current liabilities, amounts included in other current assets, and current liabilities that meet the definition of a financial instrument, approximate fair value due to their short-term nature.

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

Level 3 Liabilities

The Company engaged a third-party valuation firm to assist with the fair value analysis of the warrants. The analysis used commonly accepted valuation methodologies and best practices to determine the fair value of the equity, in accordance with fair value standards and U.S. GAAP. For the Private Placement Warrants that were outstanding as of March 31, 2022 and December 31, 2021, NextNav used a Monte Carlo simulation model. The following table shows the assumptions used in each respective model:

	March 31, 2022	December 31, 2021
	Values	Values
Stock Price	$7.49	$8.76
Strike price	$11.50	$11.50
Holding Period/Term (years)	4.58	4.80
Volatility	53.4%	52.90%
Expected dividends	None	None
Risk-Free Rate	2.43%	1.23%
Fair value of warrants	$2.57	$3.30

The table below provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3).

Warrants:	(in thousands)
Balance as of December 31, 2021	$28,875
Fair value adjustment of Private Placement Warrants	(6,387)
Balance as of March 31, 2022	$22,488

7. Common Stock and Convertible Preferred Units

The Condensed Consolidated Statements of Changes in Stockholders’ Equity reflect the Business Combination as of October 28, 2021. As Holdings was deemed the accounting acquirer in the Business Combination, all periods prior to the consummation date reflect the balances and activity of Holdings. The balances as of March 31, 2022 and 2021 and December 31, 2021 and 2020 from the financial statements of Holdings as of that date, share activity (redeemable preferred units, common units, additional paid in capital, and accumulated deficit) and per share amounts were retroactively adjusted, where applicable.

Common Stock

As of March 31, 2022, NextNav had authorized the issuance of 600,000,000 shares of capital stock, par value, $0.0001 per share, consisting of (a) 500,000,000 shares of common stock and (b) 100,000,000 shares of undesignated preferred stock. As of March 31, 2022, NextNav had 96,553,946 shares of common stock issued and 96,553,773 shares of common stock outstanding.

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

Redemption — The Class C Redeemable Preferred Units were redeemable by Holdings, at the request of the majority of the then-outstanding Class C Redeemable Preferred Unit holders, over a three-year period commencing on or after the date upon which no Class D Redeemable Preferred Units were outstanding, at a per unit price of $0.44, plus any accrued and unpaid preferred return, whether or not declared. The Class D Redeemable Preferred Units were redeemable by Holdings, at the request of the holders of 66 2/3% of the then-outstanding Class D Redeemable Preferred Unit holders, over a three-year period commencing on or after the later of September 1, 2021 and the date that was 91 days after the earlier of December 27, 2026 and the date upon which Holdings’ obligations under the senior secured loan facility (the “Financing Agreement”), which Holdings entered into in December 2019 and amended in June 2021 with Fortress Credit Corporation, were satisfied in full, provided that in either case neither a qualified offering or a capital transaction had occurred prior to such request, at a per unit price of $2.13 for units issued in 2012, $2.56 for units issued in 2014, $2.89 for units issued in September 2016, and $5.78 and $11.56 for units issued in December 2019, plus any accrued and unpaid preferred return, whether or not declared.

In connection with the Business Combination on October 28, 2021, all outstanding units of Holdings’ Class C Redeemable Preferred Units and Class D Redeemable Preferred Units converted into 5,365,566 and 42,286,068 shares of common stock of NextNav, respectively.

 8. Commitments and Contingencies

 From time to time, the Company may be party to litigation and other legal matters incidental to the conduct of its business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company accrues liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of March 31, 2022, the Company was not involved in any such matters, individually or in the aggregate, which management believes would have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.

9. Income Taxes

The Company computes its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pretax income or loss and adjusts the provision for discrete tax items recorded in the period. A valuation allowance has been established against the Company’s U.S. federal and state deferred tax assets, which results in an annualized effective tax rate for the Company’s U.S. operations of 0%. For the three months ended March 31, 2022, the Company recorded an income tax provision of $0.03 million on a pretax loss of $9.6 million related to foreign tax activity, resulting in an effective tax rate of (0.3)%. For the three months ended March 31, 2021, the Company recorded an income tax provision of $0.02 million on a pretax loss of $27.1 million related to foreign tax activity, resulting in an effective tax rate of (0.07)%. These effective tax rates differ from the U.S. federal statutory rate primarily due to the valuation allowance against the Company’s domestic deferred tax assets.

10. Subsequent Events

The Company has completed an evaluation of all subsequent events through the date of this Quarterly Report on Form 10-Q to ensure that these financial statements include appropriate disclosure of events both recognized in the financial statements and events which occurred but were not recognized in the financial statements. The Company has concluded that no subsequent events have occurred that require disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying quarterly unaudited condensed consolidated financial statements and our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”). Our 2021 Form 10-K includes additional information about our significant accounting policies, practices, and the transactions that underlie our financial results, as well as a detailed discussion of the most significant risks and uncertainties associated with our financial condition and operating results. In addition to historical financial information, some of the information contained in the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Actual results and outcomes could differ materially for a variety of reasons. You should review “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this Quarterly Report on Form 10-Q, as well as Item 1A, “Risk Factors” in our 2021 Form 10-K for a discussion of important factors that could cause our actual results to differ materially from the results described or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are the market leader in delivering next generation positioning, navigation and timing (“PNT”) solutions that overcome the limitations of existing space-based GPS. The world increasingly requires more accurate and resilient PNT capabilities. Public safety, autonomous vehicles, electric vertical takeoff and landing vehicles (eVTOLs), unmanned aerial vehicles (UAVs), and the app economy all require precise 3D location solutions. Paramedics need to know which apartment a 911 call originated from, ride hailing and delivery apps need to know precisely where you are standing and game developers need precise 3D location data to deliver a next generation augmented reality experience.

In early 2021, we launched the first element of our next generation GPS service through initial commercial service on our nationwide Pinnacle network that was deployed in partnership with AT&T Services, Inc. (“AT&T”). The Pinnacle network provides “floor-level” altitude detection to over 90% of commercial structures over three stories in the U.S., and is being utilized by FirstNet® for public safety, as well as a growing number of commercial apps and app development platforms, including Atlas Earth, Unity Engine, Eco3d, CRG, Qualcomm, and the Unreal Engine. In December 2021, we entered into an agreement with one of the nation’s largest wireless carriers to deliver vertical location for enhanced 911 (“E911”), using our Pinnacle 911 solution for all its customers. We believe that ramp up of services using our existing deployed network will support significant revenue growth over the coming years.

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

Since the inception of NextNav, LLC in 2007, we have acquired and own valuable Federal Communications Commission (“FCC”) licenses covering approximately 93% of the U.S. population for a continuous 8 MHz band of 900 MHz spectrum, filed over 130 patents related to our systems and services, deployed the nationwide Pinnacle network and launched commercial service. In addition, we have deployed our TerraPoiNT solution in 51 markets, and TerraPoiNT received the highest scores in testing by the Department of Transportation of potential PNT back-up solutions.

The Business Combination; Public Company Costs

On October 28, 2021, we consummated the previously announced Business Combination pursuant to the terms of the Merger Agreement. As a result of the Business Combination, we changed our name to NextNav Inc., and certain blocker entities formed by Holdings equity holders, Holdings and the various operating subsidiaries of Holdings became the Company’s wholly owned subsidiaries, with the equity holders of each of such blocker entities and Holdings and Spartacus’ stockholders becoming our stockholders. The Nasdaq ticker symbols for our common stock, par value $0.0001 per share, and warrants are “NN” and “NNAVW,” respectively. See Note 1 to our condensed consolidated financial statements for the three months ended March 31, 2022 included elsewhere in this Quarterly Report on Form 10-Q for additional information.

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

Key Components of Results of Operations

Revenue

We have generated limited revenue since our inception. We derive our revenue from “floor-level” altitude location data, and related products and services as well as from PNT products and services. Our revenue includes revenue generated through services contracts with wireless carriers, services with applications developers, technology demonstration, assessment and support contracts with government customers, sales of equipment, and licensing of proprietary technology. We recognize revenue when an arrangement exists, services, equipment or access to licensed technology are delivered, the transaction price is determined, the arrangement has commercial substance, and collection of consideration is probable.

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

Selling, General and Administrative

Selling, general and administrative expenses consist of personnel-related expenses, including salaries, benefits and stock-based compensation, and allocated facility costs for our business development, marketing, corporate, executive, finance, legal, human resources, IT and other administrative functions. Selling, general and administrative expenses also include expenses for outside professional services, including legal, auditing and accounting services, recruitment expenses, travel expenses and certain non-income taxes, insurance and other administrative expenses.

We expect our selling, general and administrative expenses to increase for the foreseeable future as we scale headcount with the growth of our business, and as a result of operating as a public company, including compliance with the rules and regulations of the SEC, legal, audit, and additional insurance expenses, investor relations activities, and other administrative and professional services. As a result, we expect our selling, general and administrative expenses will increase in absolute dollars but may fluctuate as a percentage of total revenue over time.

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

Results of Operations

The following table sets forth our statements of operations for the periods indicated:

	Three months ended March 31,
	2022	2021
	(in thousands)
Revenue	$1,199	$251
Operating expense:
Cost of goods sold(1)	3,037	7,398
Research and development(1)	3,988	2,383
Selling, general and administrative(1)	9,340	2,737
Depreciation and amortization	882	343
Total operating expenses	17,247	12,861
Operating loss	(16,048)	(12,610)
Interest expense	—	(2,781)
Other income (expense)	6,371	(11,662)
Loss before income taxes	(9,677)	(27,053)
Provision for income taxes	(34)	(15)
Net loss	$(9,711)	$(27,068)

(1)	Cost of goods sold, research and development, and selling, general and administrative expense for the periods do not include depreciation and amortization, which is presented separately in the Condensed Consolidated Statements of Comprehensive Loss, but include stock-based compensation as follows:

	Three months ended March 31,
	2022	2021
	(in thousands)
Cost of goods sold	$644	$21
Research and development	1,794	145
Selling, general and administrative	4,757	219
Total stock-based compensation expense	$7,195	$385

Comparison of the Three Months Ended March 31, 2022 and 2021

Revenue

	Three months ended March 31,
	2022	2021	$ Change	% Change
	(in thousands)
Revenue	$1,199	$251	$948	377.7%

Revenue increased by $0.9 million, or 378%, to $1.2 million for the three months ended March 31, 2022 from $0.3 million for the three months ended March 31, 2021. The increase was driven by increased revenue from technology and services contracts with commercial customers. For the three months ended March 31, 2022, one customer accounted for 97% of total revenue. For the three months ended March 31, 2021, one customer accounted for 100% of total revenue.

Operating Expense

Cost of Goods Sold (COGS)

	Three months ended March 31,
	2022	2021	$ Change	% Change
	(in thousands)
COGS	$3,037	$7,398	$(4,361)	(58.9)%

COGS decreased by $4.4 million, or 59%, to $3.0 million for the three months ended March 31, 2022 from $7.4 million for the three months ended March 31, 2021. The decrease was primarily driven by a $5.3 million decrease in rent expense related to contingent rent recorded for warrants vested during the first quarter of 2021 and a $0.2 million decrease in outside consulting expenses. The decreases were partially offset by an increase of $0.6 million in stock-based compensation, an increase of $0.4 million in maintenance and operational cost, and an increase of $0.1 million in payroll-related expenses driven by annual bonus.

Research and Development

	Three months ended March 31,
	2022	2021	$ Change	% Change
	(in thousands)
Research and development	$3,988	$2,383	$1,605	67.4%

Research and development expenses increased by $1.6 million, or 67%, to $4.0 million for the three months ended March 31, 2022, from $2.4 million for the three months ended March 31, 2021. The increase was primarily driven by a $1.6 million increase in stock-based compensation, a $0.2 million increase in payroll-related expenses driven by annual bonus, and a $0.1 million increase in software license expenses. The increases were partially offset by a $0.3 million decrease in outside consulting expenses.

Selling, General and Administrative

	Three months ended March 31,
	2022	2021	$ Change	% Change
	(in thousands)
Selling, general and administrative	$9,340	$2,737	$6,603	241.2%

Selling, general and administrative expenses increased by $6.6 million, or 241%, to $9.3 million for the three months ended March 31, 2022, from $2.7 million for the three months ended March 31, 2021. The increase was primarily driven by a $4.5 million increase in stock-based compensation, a $0.9 million increase in directors’ and officers’ insurance, a $0.7 million increase in professional services, a $0.6 million increase in payroll-related expenses driven by headcount and annual bonus, and a $0.2 million increase in marketing and recruiting cost. The increase was partially offset by a $0.3 million decrease in software license and outside consulting expenses.

Depreciation and Amortization

	Three months ended March 31,
	2022	2021	$ Change	% Change
	(in thousands)
Depreciation and amortization	$882	$343	$539	157.1%

Depreciation and amortization expenses increased by $0.5 million, or 157%, to $0.9 million for the three months ended March 31, 2022 from $0.3 million for the three months ended March 31, 2021. The increase in depreciation and amortization expense is primarily attributable to placing the Pinnacle and TerraPoiNT network assets in service since the first quarter of 2021.

Interest Expense

	Three months ended March 31,
	2022	2021	$ Change	% Change
	(in thousands)
Interest expense	$-	$2,781	$(2,781)	(100)%

Interest expense decreased by $2.8 million, or 100%, to zero for the three months ended March 31, 2022, from $2.8 million for the three months ended March 31, 2021. The decrease in interest expense is driven by full repayment of debt as a part of the Business Combination in the fourth quarter of 2021.

Other Income (Expense)

	Three months ended March 31,
	2022	2021	$ Change	% Change
	(in thousands)
Other income (expense)	$6,371	$(11,662)	$(18,033)	154.6%

Other income was $6.4 million for the three months ended March 31, 2022 compared with other expenses of $11.7 million for the three months ended March 31, 2021. The changes in other income were primarily driven by the change in the fair value of warrants.

Liquidity and Capital Resources

We have incurred losses since our inception and to date have generated only limited revenue. Prior to the closing of the Business Combination, we had funded our operations primarily through the issuances of convertible preferred units and through borrowing under an existing senior secured loan facility (the “Financing Agreement”), which Holdings entered into in December 2019 and amended in June 2021 with Fortress Credit Corporation (“Fortress Facility”).

In connection with the consummation of the Business Combination (See Note 1 to our condensed consolidated financial statements for the three months ended March 31, 2022 included elsewhere in this Quarterly Report on Form 10-Q for additional information), all amounts outstanding under the Financing Agreement were repaid and the Financing Agreement was terminated. As a result, we had no debt outstanding as of March 31, 2022 and December 31, 2021.

During the three months ended March 31, 2022 and 2021, we incurred net losses of $9.7 million and $27.1 million, respectively. During the three months ended March 31, 2022, our net cash used in operating activities and investing activities was $6.1 million and $0.2 million, respectively. During the three months ended March 31, 2021, our net cash used in operating activities and investing activities was $8.5 million and $0.9 million, respectively. As of March 31, 2022, we had cash and cash equivalents of $93.8 million and an accumulated deficit of $658.0 million. We expect to incur additional losses and higher operating expenses for the foreseeable future. Our primary uses of cash are to fund our operations as we continue to grow our business. We will require a significant amount of cash for expenditures as we invest in ongoing research and development and the expansion of the TerraPoiNT network. We believe that our cash and cash equivalents as of March 31, 2022 will be sufficient to meet our working capital and capital expenditure needs for the next 12 months.

Pandemic Impact

The full impact of the COVID-19 pandemic continues to evolve as of the date of this Quarterly Report on Form 10-Q. As such, it is not possible to determine the duration and scope of the pandemic, the scale and rate of economic recovery from the pandemic, supply chain disruptions, and labor availability and costs, or the impact of other indirect factors that may be attributable to the pandemic, and the extent to which these or other currently unanticipated consequences of the pandemic are reasonably likely to materially affect our results of operations. In addition, these direct and indirect factors can make it difficult to isolate and quantify the portion of our costs that are a direct result of the pandemic and costs arising from factors that may have been influenced by the pandemic, including increased wage rates and incentives resulting from constrained labor markets and global supply chain constraints. Management continues to actively monitor our financial condition, liquidity, operations, suppliers, industry and workforce. We expect these factors and their effects on our operations to continue through the remainder of 2022.

Cash Flows

The following table summarizes our cash flows for the period indicated:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash (used in) operating activities	$(6,097)	$(8,454)
Net cash (used in) investing activities	(208)	(911)
Net cash provided by financing activities	25	8,067

Cash Flows from Operating Activities

Our cash flows used in operating activities are significantly affected by the growth of our business and are primarily related to research and development, sales and marketing, and selling, general and administrative activities. Our operating cash flows are also affected by our working capital needs to support growth in personnel-related expenditures and fluctuations in accounts payable and other current assets and liabilities.

Net cash used in operating activities during the three months ended March 31, 2022 was $6.1 million, resulting primarily from a net loss of $9.7 million adjusted for non-cash charges of $7.2 million for stock-based compensation, $0.9 million for depreciation and amortization, and non-cash income of $6.4 million for change in the fair value of warrant liability. Additionally, there was a net increase in operating assets and liabilities of $1.9 million.

Net cash used in operating activities during the three months ended March 31, 2021 was $8.5 million, resulting primarily from a net loss of $27.1 million, adjusted for non-cash charges of $11.7 million for change in the fair value of warrant liability, $5.3 million for contingent rent expense, $1.2 million for interest expense, $0.3 million for depreciation and amortization, $0.2 million for amortization of debt issuances costs, $0.4 million for stock-based compensation, and a decrease of $0.5 million in operating assets and liabilities.

Cash Flows from Investing Activities

Net cash used in investing activities during the three months ended March 31, 2022 was $0.2 million, representing additions to property and equipment primarily related to the deployment of the Pinnacle and TerraPoiNT network and internal use software.

Net cash used in investing activities during the three months ended March 31, 2021 was $0.9 million, representing additions to property, equipment and related installation costs primarily related to the deployment of the Pinnacle Network.

Cash Flows from Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2022 was $25,000, primarily reflecting cash proceeds from exercise of common stock options.

Net cash provided by financing activities during the three months ended March 31, 2021 was $8.1 million, primarily reflecting borrowing from the Fortress Facility.

Critical Accounting Policies and Significant Management Estimates

For a discussion of our critical accounting policies and estimates, please refer to Item 7 under Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Form 10-K. There have been no material changes to the critical accounting policies and estimates as of March 31, 2022 as outlined in our 2021 Form 10-K, filed with the SEC on March 23, 2022.

Recently Issued and Adopted Accounting Standards

For information regarding new accounting pronouncements, and the impact of these pronouncements on our condensed consolidated financial statements, refer to Note 2 to our condensed consolidated financial statements for the three months ended March 31, 2022 included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risks from those disclosed in Part II, Item 7A of the 2021 Form 10-K.

Item 4. Controls And Procedures

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2022.

Changes in Internal Control over Financial Reporting

As discussed in Part II, Item 9A of the 2021 Form 10-K, in accordance with a transition period set for newly public companies established by the SEC, the design and ongoing development of our framework for implementation and evaluation of internal control over financial reporting is ongoing. Accordingly, this Quarterly Report on Form 10-Q does not include disclosure related to any changes in internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission on March 23, 2022 (the “2021 Form 10-K”), as supplemented by the following updated risk factor.

Military action in Ukraine, including the resulting geopolitical effects beyond Ukraine, may directly or indirectly increase our risks from supply chain, cybersecurity, foreign currency fluctuations, or other factors.

The Russian invasion and resulting military action in Ukraine has resulted in worldwide geopolitical and macroeconomic uncertainty. The United States and others have imposed financial and economic sanctions on certain industry sectors and parties in and associated with Russia and Belarus, and additional sanctions continue to be proposed and adopted. The military action in Ukraine and the sanctions against Russia resulting from such conflict may increase the likelihood of supply chain interruptions, cybersecurity incidents, disruptions to our information systems, foreign currency fluctuations, or other risks. While we do not currently expect the conflict to have a direct material impact on our business, it is not possible to predict the broader consequences, which could include additional sanctions, embargoes, regional instability, geopolitical shifts and adverse effects on the global economy or on our business and operations, as well as those of our customers, partners and third-party service providers. Further, the effects of the ongoing conflict could serve to heighten many of the known risks we described in Part I, Item 1A. “Risk Factors” of the 2021 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities during the Three Months Ended March 31, 2022

None.

(b) Use of Proceeds from Sale of Registered Equity Securities

None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The shares we repurchased in connection with the payment of minimum statutory withholding taxes due upon the vesting of certain restricted stock unit awards were repurchased at the then current fair market value of the shares. For the three months ended March 31, 2022, these shares consisted of the following:

	Total Number of Shares Purchased	Average Price Paid Per Share
January 1 - January 31, 2022	-	$-
February 1 - February 28, 2022	173	$7.52
March 1 - March 31, 2022	-	$-
Total	173

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Exhibit Number	Description
3.1*	Amended and Restated Certificate of Incorporation of NextNav Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed by NextNav Inc. on November 2, 2021).
3.2*	Bylaws of NextNav Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by NextNav Inc. on October 28, 2021).
10.1	Employment Agreement, dated as of March 31, 2022, by and between NextNav Inc. and Arun Raghupathy.
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer & Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed previously.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXTNAV INC.

Date: May 12, 2022	By:	/s/ Christian D. Gates
	Name:	Christian D. Gates
	Title:	Chief Financial Officer and Principal Financial Officer

Date: May 12, 2022	By:	/s/ Sammaad R. Shams
	Name:	Sammaad R. Shams
	Title:	Corporate Accounting Officer and Principal Accounting Officer