Form 10-Q
period 2022-06-30
NEXTNAV INC.
filed 2022-08-10
CIK 1865631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

There were 101,390,237 shares of the registrant’s common stock outstanding as of August 5, 2022.

NEXTNAV INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2022

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

For additional information regarding risk factors, see Part II, Item 1A, “Risk Factors” of this quarterly report on Form 10-Q and Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021, as well as those otherwise described or updated from time to time in our other filings with the Securities and Exchange Commission (the “SEC”).

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NextNav Inc.

CONDENSED Consolidated Balance Sheets

(IN THOUSANDS, EXCEPT SHARE DATA)

	June 30, 2022 (unaudited)	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$82,522	$100,076
Accounts receivable	971	1,740
Other current assets	2,031	4,516
Total current assets	$85,524	$106,332
Network under construction	1,629	494
Property and equipment, net of accumulated depreciation of $4,330 and $2,714 at June 30, 2022 and December 31, 2021, respectively	20,265	21,757
Operating lease right-of-use assets	11,457	—
Intangible assets	4,098	4,095
Other assets	976	4,145
Total assets	$123,949	$136,823

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$437	$448
Accrued expenses and other current liabilities	4,254	4,600
Operating lease current liabilities	2,970	—
Deferred revenue	10	1,632
Total current liabilities	$7,671	$6,680
Warrants	4,725	28,875
Operating lease noncurrent liabilities	5,897	—
Other long-term liabilities	1,115	1,311
Total liabilities	$19,408	$36,866

Stockholders’ equity:
Common stock, authorized 500,000,000 shares; 101,386,973 and 96,546,611 shares issued and 101,386,800 and 96,546,611 shares outstanding at June 30, 2022 and December 31, 2021, respectively	11	11
Additional paid-in capital	761,934	747,928
Accumulated other comprehensive loss	(143)	(121)
Accumulated deficit	(657,260)	(647,861)
Common stock in treasury, at cost; 173 and zero shares at June 30, 2022 and December 31, 2021, respectively	(1)	—
Total stockholders’ equity	$104,541	$99,957
Total liabilities and stockholders’ equity	$123,949	$136,823

See accompanying notes.

 NextNav INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$1,421	$216	$2,620	$467
Operating expenses:
Cost of goods sold (exclusive of depreciation and amortization)	3,001	2,202	6,038	9,600
Research and development	4,170	2,531	8,158	4,914
Selling, general and administrative	10,382	3,792	19,722	6,529
Depreciation and amortization	884	328	1,766	671
Total operating expenses	18,437	8,853	35,684	21,714
Operating loss	(17,016)	(8,637)	(33,064)	(21,247)
Other income (expense):
Interest income (expense)	109	(3,077)	109	(5,858)
Change in fair value of warrants	17,763	(27,182)	24,150	(38,841)
Other income (loss), net	(37)	(66)	(53)	(69)
Income (loss) before income taxes	819	(38,962)	(8,858)	(66,015)
Benefit (provision) for income taxes	8	(13)	(26)	(28)
Net income (loss)	$827	$(38,975)	$(8,884)	$(66,043)
Foreign currency translation adjustment	(9)	1	(22)	—
Comprehensive income (loss)	$818	$(38,974)	$(8,906)	$(66,043)
Net income (loss)	$827	$(38,975)	(8,884)	(66,043)
Change in redemption value of preferred interests	—	(5,643)	—	(13,831)
Net income (loss) attributable to common stockholders	$827	$(44,618)	$(8,884)	$(79,874)
Weighted average of shares outstanding – basic	101,071	7,346	99,886	7,346
Weighted average of shares outstanding – diluted	102,381	7,346	99,886	7,346
Net income (loss) attributable to common stockholders per share - basic	$0.01	$(6.07)	$(0.09)	$(10.87)
Net income (loss) attributable to common stockholders per share - diluted	$0.01	$(6.07)	$(0.09)	$(10.87)

See accompanying notes.

NextNav INC.

CONDENSED Consolidated Statements of Changes in Stockholders’ equity

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE DATA)

	Redeemable Class C Convertible		Redeemable Class D Convertible		Total Preferred	Class A		Additional		Accumulated Other	Class A Common Stock		Stockholders’
	Preferred Units		Preferred Units		Interests	Common Stock		Paid-In	Accumulated	Comprehensive	in Treasury		(Deficit)
	Units	Value	Units	Value	Value	Units	Value	Capital	Deficit	(Loss)	Units	Value	Equity
Balance, December 31, 2020	5,365,566	$11,879	42,286,068	$357,725	$369,604	7,345,733	$2	$—	$(490,284)	$(96)	—	$—	$(490,378)
Equity-based compensation expense	—	—	—	—	—	—	—	363	—	—	—	—	363
Issuance of common warrants	—	—	—	—	—	—	—	232	—	—	—	—	232
Change in redemption value	—	—	—	8,188	8,188	—	—	(595)	(7,593)	—	—	—	(8,188)
Net loss	—	—	—	—	—	—	—	—	(27,068)	—	—	—	(27,068)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(1)	—	—	(1)
Balance, March 31, 2021	5,365,566	$11,879	42,286,068	$365,913	$377,792	7,345,733	$2	$—	$(524,945)	$(97)	—	$—	$(525,040)
Equity-based compensation expense	—	—	—	—	—	—	—	325	—	—	—	—	325
Issuance of common warrants	—	—	—	—	—	—	—	—	—	—	—	—	—
Change in redemption value	—	—	—	5,643	5,643	—	—	(325)	(5,318)	—	—	—	(5,643)
Net loss	—	—	—	—	—	—	—	—	(38,975)	—	—	—	(38,975)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	1	—	—	1
Balance, June 30, 2021	5,365,566	$11,879	42,286,068	$371,556	$383,435	7,345,733	$2	$—	$(569,238)	$(96)	—	$—	$(569,332)

NextNav INC.

CONDENSED Consolidated Statements of Changes in Stockholders’ equity

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE DATA)

	Redeemable Class C Convertible		Redeemable Class D Convertible		Total Preferred	Class A		Additional		Accumulated Other	Class A Common Stock		Stockholders’
	Preferred Units		Preferred Units		Interests	Common Stock		Paid-In	Accumulated	Comprehensive	in Treasury		(Deficit)
	Units	Value	Units	Value	Value	Units	Value	Capital	Deficit	(Loss)	Units	Value	Equity
Balance, December 31, 2021	—	$—	—	$—	$—	96,546,611	$11	$747,928	$(647,861)	$(121)	—	$—	$99,957
Impact from adoption of new accounting standards	—	—	—	—	—	—	—	—	(515)	—	—	—	(515)
Balance, January 1, 2022	—	—	—	—	—	96,546,611	$11	$747,928	$(648,376)	$(121)	—	—	99,442
Exercise of common stock options	—	—	—	—	—	7,325	—	26	—	—	—	—	26
Exercise of common warrants	—	—	—	—	—	10	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	7,195	—	—	—	—	7,195
Net loss	—	—	—	—	—	—	—	—	(9,711)	—	—	—	(9,711)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(13)	—	—	(13)
Common stock received for tax withholding	—	—	—	—	—	—	—	—	—	—	(173)	(1)	(1)
Balance, March 31, 2022	—	$—	—	$—	$—	96,553,946	$11	$755,149	$(658,087)	$(134)	(173)	$(1)	$96,938
Vesting of RSUs	—	—	—	—	—	239,266	—	—	—	—	—	—	—
Issuance of RSUs	—	—	—	—	—	205,850	—	—	—	—	—	—	—
Exercise of common stock options	—	—	—	—	—	79,614	—	22	—	—	—	—	22
Exercise of common warrants	—	—	—	—	—	4,308,297	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	6,763	—	—	—	—	6,763
Net income	—	—	—	—	—	—	—	—	827	—	—	—	827
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(9)	—	—	(9)
Common stock received for tax withholding	—	—	—	—	—	—	—	—	—	—	—	—	—
Balance, June 30, 2022	—	—	—	—	—	101,386,973	$11	$761,934	$(657,260)	$(143)	(173)	$(1)	$104,541

See accompanying notes.

NextNav INC.

CONDENSED Consolidated Statements of Cash Flows

(UNAUDITED)

(IN THOUSANDS)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net loss	$(8,884)	$(66,043)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,766	671
Equity-based compensation	13,958	688
Change in fair value of warranty liability	(24,150)	38,841
Fixed asset write-off	—	64
Issuance of warrants for rent expense	—	5,504
Asset retirement obligation accretion	26	28
Amortization of debt issuance costs and discount	—	461
Accrued payment in kind (“PIK”) interest on debt	—	2,605
Changes in operating assets and liabilities:
Accounts receivable	769	—
Other current assets	1,647	(5,384)
Other assets	56	—
Accounts payable	(11)	1,420
Deferred revenue	(1,622)	—
Accrued expenses and other liabilities	(597)	(514)
Operating lease right-of-use assets and liabilities	268	—
Net cash used in operating activities	(16,774)	(21,659)

Investing activities
Capitalization of costs and purchases of network assets, property, and equipment	(634)	(889)
Purchase of internal use software	(151)	(29)
Net cash used in investing activities	(785)	(918)

Financing activities
Proceeds from senior secured loan	—	16,647
Proceeds from exercise of stock options	48	—
Repurchase of common stocks (withholding taxes)	(1)	—
Net cash provided by financing activities	47	16,647
Effect of exchange rates on cash, cash equivalents and restricted cash	(42)	—
Net decrease in cash, cash equivalents and restricted cash	(17,554)	(5,930)
Cash, cash equivalents and restricted cash at beginning of period	100,076	13,669
Cash, cash equivalents and restricted cash at end of period	$82,522	$7,739

Non-cash financing information
Capital expenditure included in accounts payable	$501	$—
Issuance of warrants	$—	$5,504

See accompanying notes.

 NextNav INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the six months ended June 30, 2022

1. Organization and Business; Business Combination

Principal Business

NextNav Inc. and its consolidated subsidiaries (collectively “NextNav” or the “Company”) delivers next generation positioning, navigation and timing (“PNT”) solutions through network-based solutions, including the Pinnacle system. The Pinnacle system provides “floor-level” altitude service to any device with a barometric pressure sensor, including most off-the-shelf Android and iOS smartphones. The TerraPoiNT system is a terrestrial-based, encrypted network designed to overcome the limitations inherent in the space-based nature of global positioning system (“GPS”) through a network of specialized wide area location transmitters that broadcasts an encrypted PNT signal on a licensed 900 MHz spectrum.

Since its inception, NextNav has incurred recurring losses and generated negative cash flows from operations and has primarily relied upon debt and equity financings to fund its cash requirements.

Business Combination

On October 28, 2021, the Company consummated the previously announced business combination pursuant to the terms of the Agreement and Plan of Merger, dated as of June 9, 2021, by and among the Company, Spartacus Acquisition Corporation, a Delaware corporation (“Spartacus”), NextNav Holdings, LLC, a Delaware limited liability company (“Holdings”) and the other parties thereto (the “Business Combination”). As a result of the Business Combination, the Company changed its name from Spartacus Acquisition Shelf Corp. to NextNav Inc., and certain blocker entities formed by Holdings' equity holders, Holdings and the various operating subsidiaries of Holdings became the Company’s wholly owned subsidiaries, with the equity holders of each of such blocker entities and Holdings and Spartacus’ stockholders becoming stockholders in NextNav.

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

Unaudited Interim Financial Information

The condensed consolidated financial statements as of June 30, 2022 are unaudited. These interim financial statements of NextNav have been prepared in accordance with U.S. GAAP and SEC instructions for interim financial information and should be read in conjunction with NextNav's Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”), which the Company filed with the SEC on March 23, 2022.

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

Revenue

The following table presents the Company’s revenue disaggregated by category and source:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Commercial	$1,302	$205	$2,482	$205
Government contracts	7	5	17	256
Equipment sales	112	6	121	6
Total revenue	$1,421	$216	$2,620	$467

Contract Balances

Accounts receivable are billed and unbilled amounts related to the Company’s rights to consideration as performance obligations are satisfied when the rights to payment become unconditional but for the passage of time. As of June 30, 2022 and December 31, 2021, the Company’s accounts receivable balances were comprised of $1.0 million and $1.7 million, respectively.

Contract liabilities relate to amounts billed in advance, or advance consideration received from customers, for which transfer of control of the good or service occurs at a later point in time. As of June 30, 2022 and December 31, 2021, the Company’s contract liabilities were $10 thousand and $1.6 million, respectively.

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

The following details the amount of stock-based compensation included in cost of goods sold, research and development, and selling, general and administrative expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Cost of goods sold	$539	$54	$1,183	$54
Research and development	1,506	128	3,300	272
Selling, general and administrative	4,718	143	9,475	362
Total stock-based compensation expense	$6,763	$325	$13,958	$688

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

Restricted shares are included in the computation of basic EPS as they vest and are included in diluted EPS, to the extent they are dilutive, determined using the treasury stock method. Outstanding options and warrants are included in the computation of diluted EPS, to the extent they are dilutive, determined using the treasury stock method.

The determination of the diluted weighted average shares is included in the following calculation of EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, except per share amounts)
Numerator
Net loss (income)	$(827)	$38,975	$8,884	$66,043
Less: cumulative change in redemption value of preferred units	—	5,643	—	13,831
Net loss (income) attributable to common stockholders	$(827)	$44,618	$8,884	$79,874

Denominator
Weighted average shares – basic	101,071	7,346	99,886	7,346
Weighted average shares – diluted	102,381	7,346	99,886	7,346
Basic (earning) loss per share	$(0.01)	$6.07	$0.09	$10.87
Diluted (earning) loss per share	$(0.01)	$6.07	$0.09	$10.87

The following details anti-dilutive unvested restricted stock units, as well as the anti-dilutive effects of the outstanding warrants, stock options and preferred units:

	Three Months Ended June 30,		Six Months Ended June 30,
Antidilutive Shares Excluded	2022	2021	2022	2021
	(in thousands)		(in thousands)
Warrants	18,750	17,667	18,750	17,667
Stock Options	616	2,061	2,399	2,061
Unvested Restricted Stock Units	3,207	112	3,251	112
Unvested Restricted Stock Awards	—	—	1,276	—
Preferred units	—	47,652	—	47,652

Cash and Cash Equivalents

       The Company invests excess cash primarily in U.S. government agency bonds and money market funds. The Company classifies all marketable securities that have stated maturities of three months or less from the date of purchase as cash equivalents on the Condensed Consolidated Balance Sheets. The Company determines the appropriate classification of investments in marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company’s marketable securities are classified as trading and are measured at fair value with the related gains and losses, including unrealized, recognized in interest income (expense).

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

3. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2022	December 31, 2021
	(in thousands)
Accrued salary and other employee liabilities	$2,086	$2,423
Accrued legal and professional services	283	1,540
Other accrued liabilities	1,885	637
Total	$4,254	$4,600

4. Leases

All leases were classified as operating leases as of June 30, 2022 and June 30, 2021.

Components of operating lease expense were as follows (in thousands):

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Operating lease cost	$945	$2,052
Variable lease cost	$25	$51
Short-term lease cost	$57	$114

Supplemental information related to operating leases was as follows (in thousands):

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Operating cash flows from operating leases	$970	$1,945
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$9,459

As of June 30, 2022, the Company's operating leases had a weighted average remaining lease term of 4.0 years and a weighted average discount rate of 4.5%.

Future lease payments under operating leases as of June 30, 2022 were as follows (in thousands):

Remainder of 2022	$1,737
2023	2,715
2024	1,842
2025	1,396
2026	1,166
Thereafter	844
Total undiscounted future lease payments	$9,700
Less imputed interest	833
Total lease liability balance	$8,867

As of June 30, 2022, the Company has entered into leases that have not yet commenced with future lease payments of $2.3 million that are not yet recorded on the Condensed Consolidated Balance Sheet. These leases will commence between the third and fourth quarter of 2022 with non-cancelable lease terms of five years.

Supplemental Information for Comparative Periods

As of December 31, 2021, prior to the adoption of ASU 2016-02, future minimum payments under operating leases were as follows (in thousands):

For the Twelve Months Ended December 31,
2022	$3,335
2023	$2,400
2024	$1,548
2025	$1,109
Thereafter	$1,581

During the twelve months ended December 31, 2021, rent expense was $13.6 million.

5. Warrants and Warrant Liability

As of June 30, 2022, NextNav had 18,749,990 warrants outstanding including: (a) 9,999,990 public warrants sold in connection with Spartacus’ initial public offering (the “Public Warrants”) and (b) 8,750,000 warrants issued in a private placement on the initial public offering closing date (the “Private Placement Warrants”).

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

In connection with the closing of the Business Combination, AT&T Services, Inc. and certain of its affiliates (“AT&T”) elected to exchange its outstanding warrants in Holdings for a new warrant to purchase an aggregate of 4,320,133 shares of NextNav’s common stock, subject to adjustment, at an exercise price of $0.01 (the “AT&T Warrant”). On May 23, 2022, AT&T exercised the AT&T Warrant using a net settlement method and received 4,308,297 shares of common stock of NextNav.

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

The following table presents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
	(in thousands)
June 30, 2022
Cash and Cash Equivalents - Money Market Funds	$9,930	$—	$—	$9,930
Cash and Cash Equivalents - U.S. Government Agency Bonds	—	65,125	—	65,125
Warrants	$—	$—	$4,725	$4,725

December 31, 2021
Warrants	$—	$—	$28,875	$28,875

The Company classifies the U.S. government agency bonds, which are accounted for as trading, within Level 2 in the fair value hierarchy, because the Company uses quoted market prices to the extent available or alternative pricing sources and models utilizing market observable inputs to determine fair value. The carrying values of cash and cash equivalents, accounts payable, accrued expenses and other current liabilities, amounts included in other current assets, and current liabilities that meet the definition of a financial instrument, approximate fair value due to their short-term nature.

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

Level 3 Liabilities

The Company engaged a third-party valuation firm to assist with the fair value analysis of the warrants. The analysis used commonly accepted valuation methodologies and best practices to determine the fair value of the equity, in accordance with fair value standards and U.S. GAAP. For the Private Placement Warrants that were outstanding as of June 30, 2022 and December 31, 2021, NextNav used a Monte Carlo simulation model. The following table shows the assumptions used in each respective model:

	June 30, 2022	December 31, 2021
	Values	Values
Stock Price	$2.27	$8.76
Strike price	$11.50	$11.50
Holding Period/Term (years)	4.33	4.80
Volatility	72.00%	52.90%
Expected dividends	None	None
Risk-Free Rate	3.00%	1.23%
Fair value of warrants	$0.54	$3.30

The table below provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3).

Warrants:	(in thousands)
Balance as of December 31, 2021	$28,875
Fair value adjustment of Private Placement Warrants	(24,150)
Balance as of June 30, 2022	$4,725

7. Common Stock and Convertible Preferred Units

The Condensed Consolidated Statements of Changes in Stockholders’ Equity reflect the Business Combination as of October 28, 2021. As Holdings was deemed the accounting acquirer in the Business Combination, all periods prior to the consummation date reflect the balances and activity of Holdings. The balances as of June 30, 2022 and 2021 and December 31, 2021 and 2020 from the financial statements of Holdings as of that date, share activity (redeemable preferred units, common units, additional paid in capital, and accumulated deficit) and per share amounts were retroactively adjusted, where applicable.

Common Stock

As of June 30, 2022, NextNav had authorized the issuance of 600,000,000 shares of capital stock, par value, $0.0001 per share, consisting of (a) 500,000,000 shares of common stock and (b) 100,000,000 shares of undesignated preferred stock. As of June 30, 2022, NextNav had 101,386,973 shares of common stock issued and 101,386,800 shares of common stock outstanding.

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

8. Commitments and Contingencies

Commitments

On June 3, 2022, the Company entered into a Stock Investment Agreement with MetCom Inc., a Japanese joint stock company (kabushiki kaisha) ("MetCom", an equity method investment of the Company) to purchase 333,334 shares of MetCom's Class B2 (non-voting) Preferred Stock at a purchase price of JPY450 per share (or the approximate total purchase price of $1.1 million), one of a series of agreements the Company has entered into with MetCom, a strategic partner of the Company, for the purpose of commercializing terrestrial positioning technology (both TerraPoiNT and Pinnacle) in Japan. The purchase was subsequently closed on July 15, 2022, and the purchase consideration of $1.1 million was paid.

Contingencies

From time to time, the Company may be party to litigation and other legal matters incidental to the conduct of its business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company accrues liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of June 30, 2022, the Company was not involved in any such matters, individually or in the aggregate, which management believes would have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.

9. Income Taxes

The Company computes its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pretax income or loss and adjusts the provision for discrete tax items recorded in the period. A valuation allowance has been established against the Company’s U.S. federal and state deferred tax assets, which results in an annualized effective tax rate for the Company’s U.S. operations of 0%. For the three months ended June 30, 2022, the Company recorded an income tax benefit of $0.01 million related to foreign tax activity on a pretax income of $0.8 million, resulting in an effective tax rate of 0.98%. For the three months ended June 30, 2021, the Company recorded an income tax provision of $0.01 million related to foreign tax activity on a pretax loss of $39.0 million, resulting in an effective tax rate of 0.03%. For the six months ended June 30, 2022, the Company recorded an income tax provision of $0.03 million related to foreign tax activity on a pretax loss of $8.9 million, resulting in an effective tax rate of 0.29%. For the six months ended June 30, 2021, the Company recorded an income tax provision of $0.03 million related to foreign tax activity on a pretax loss of $66.0 million, resulting in an effective tax rate of 0.04%. These effective tax rates differ from the U.S. federal statutory rate primarily due to the valuation allowance against the Company’s domestic deferred tax assets.

10. Subsequent Events

The Company has completed an evaluation of all subsequent events through the date of this Quarterly Report on Form 10-Q to ensure that these financial statements include appropriate disclosure of events both recognized in the financial statements and events which occurred but were not recognized in the financial statements. The Company has concluded that other than the purchase of MetCom shares disclosed above in Note 8, no subsequent events have occurred that require disclosure.

Item2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying quarterly unaudited condensed consolidated financial statements and our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”). Our 2021 Form 10-K includes additional information about our significant accounting policies, practices, and the transactions that underlie our financial results, as well as a detailed discussion of the most significant risks and uncertainties associated with our financial condition and operating results. In addition to historical financial information, some of the information contained in the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Actual results and outcomes could differ materially for a variety of reasons. You should review “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this Quarterly Report on Form 10-Q, as well as Item 1A, “Risk Factors” in our 2021 Form 10-K, as well as those otherwise described or updated from time to time in our other filings with the SEC, for a discussion of important factors that could cause our actual results to differ materially from the results described or implied by the forward-looking statements contained in the following discussion and analysis.

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

In early 2021, we launched the first element of our next generation GPS service through initial commercial service on our nationwide Pinnacle network that was deployed in partnership with AT&T Services, Inc. (“AT&T”). The Pinnacle network provides “floor-level” altitude detection to over 90% of commercial structures over three stories in the U.S. and is being utilized by FirstNet® for public safety, as well as a growing number of commercial apps and app development platforms, including Atlas Earth, Unity Engine, Eco3d, CRG, GeoComm, Rapid Deploy, NGA 911, Qualcomm, and the Unreal Engine. In December 2021, we entered into an agreement with one of the nation’s largest wireless carriers to deliver vertical location for enhanced 911 (“E911”), using our Pinnacle 911 solution for all its customers. We believe that ramp up of services using our existing deployed network will support significant revenue growth over the coming years.

We will be extending our capabilities by expanding the deployment our TerraPoiNT system, which is a nationwide network that is designed to overcome the inherent limitations of traditional GPS. TerraPoiNT utilizes a network of specialized wide area location transmitters that broadcast an encrypted PNT signal on our licensed 900 MHz spectrum with a signal that is 100,000 times stronger than GPS. TerraPoiNT is well suited for urban and indoor environments where existing GPS signals are either distorted or blocked all together. In addition, TerraPoiNT provides redundancy for GPS, which is vulnerable to spoofing and jamming. GPS redundancy is increasingly a U.S. national security priority and is a rising priority in the other parts of the world. Critical infrastructure, including communications networks and power grids, require a reliable GPS signal for accurate timing. A failure of GPS would be catastrophic, and there currently is no comprehensive, terrestrial backup that is widely deployed.

As of June 2022, TerraPoiNT is deployed and available, with metro-wide service in San Francisco and select services available in 51 total markets nationally. It is also in use by the National Aeronautics and Space Administration (“NASA”) at its Langley Research Center in Hampton, VA for drone operations research.

Since the inception of NextNav, LLC in 2007, we have filed over 135 patents related to our systems and services, and standardized our TerraPoiNT technology in 3GPP, the global telecommunications standards-setting body.

In addition, we have secured valuable Federal Communications Commission (“FCC”) licenses for a contiguous 8 MHz band of 900 MHz spectrum covering approximately 93% of the U.S. population.  Spectrum is a limited resource, and less spectrum is available at lower frequencies.  We believe our lower-frequency spectrum offers better building penetration and propagation, improving the effectiveness of our TerraPoiNT service especially in metropolitan areas.  Others have used nearby spectrum for LTE, electric grid resiliency and other services.

Public Company Costs

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

Key Components of Results of Operations

Revenue

We have generated limited revenue since our inception. We derive our revenue from “floor-level” altitude location data, and related products and services as well as from other PNT products and services. Our revenue includes revenue generated through services contracts with wireless carriers, services with applications developers, technology demonstration, assessment and support contracts with government customers, sales of equipment, and licensing of proprietary technology. We recognize revenue when an arrangement exists, services, equipment or access to licensed technology are delivered, the transaction price is determined, the arrangement has commercial substance, and collection of consideration is probable.

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

We expect our selling, general and administrative expenses to increase for the foreseeable future with the growth of our business, and as a result of operating as a public company, including compliance with the rules and regulations of the SEC, legal, audit, and additional insurance expenses, investor relations activities, and other administrative and professional services. As a result, we expect our selling, general and administrative expenses will increase in absolute dollars but may fluctuate as a percentage of total revenue over time.

Depreciation and Amortization

Depreciation and amortization expense results from depreciation and amortization of our property and equipment and intangible assets that is recognized over their estimated useful lives.

Interest Income (Expense)

Interest expense relates to interest on our senior secured loan facility, which was fully repaid in connection with closing of the Business Combination. Interest income consists of interest earned from our cash and cash equivalents balance.

Other Income (Expense)

Other income (expense) consists of miscellaneous non-operating items, such as change in fair value of warrants and foreign currency gains (losses).

Results of Operations

The following table sets forth our statements of operations for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Revenue	$1,421	$216	$2,620	$467
Operating expense:
Cost of goods sold (1)	3,001	2,202	6,038	9,600
Research and development (1)	4,170	2,531	8,158	4,914
Selling, general and administrative (1)	10,382	3,792	19,722	6,529
Depreciation and amortization	884	328	1,766	671
Total operating expenses	18,437	8,853	35,684	21,714
Operating loss	(17,016)	(8,637)	(33,064)	(21,247)
Interest income (expense)	109	(3,077)	109	(5,858)
Other income (expense)	17,726	(27,248)	24,097	(38,910)
Profit (loss) before income taxes	819	(38,962)	(8,858)	(66,015)
Benefit (provision) for income taxes	8	(13)	(26)	(28)
Net profit (loss)	$827	$(38,975)	$(8,884)	$(66,043)

(1)

Cost of goods sold, research and development, and selling, general and administrative expense for the periods do not include depreciation and amortization, which is presented separately in the Condensed Consolidated Statements of Comprehensive Loss, but include stock-based compensation as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Cost of goods sold	$539	$54	$1,183	$54
Research and development	1,506	128	3,300	272
Selling, general and administrative	4,718	143	9,475	362
Total stock-based compensation expense	$6,763	$325	$13,958	$688

Comparison of the Three Months Ended June 30, 2022 and 2021

Revenue

	Three months ended June 30,
	2022	2021	$ Change	% Change
	(in thousands)
Revenue	$1,421	$216	$1,205	557.9%

Revenue increased by $1.2 million, or 558%, to $1.4 million for the three months ended June 30, 2022 from $0.2 million for the three months ended June 30, 2021. The increase was driven by increased revenue from technology and services contracts with commercial customers. For the three months ended June 30, 2022, one customer accounted for 83% of total revenue. For the three months ended June 30, 2021, one customer accounted for 88% of total revenue.

Operating Expense

Cost of Goods Sold (COGS)

	Three months ended June 30,
	2022	2021	$ Change	% Change
	(in thousands)
COGS	$3,001	$2,202	$799	36.3%

COGS increased by $0.8 million, or 36%, to $3.0 million for the three months ended June 30, 2022 from $2.2 million for the three months ended June 30, 2021. The increase was primarily driven by a $0.5 million increase in stock-based compensation, an increase of $0.3 million in maintenance and operational cost, and a $0.1 million increase in payroll-related expenses driven by headcount. The increases were partially offset by a $0.1 million decrease in outside consulting expenses.

Research and Development

	Three months ended June 30,
	2022	2021	$ Change	% Change
	(in thousands)
Research and development	$4,170	$2,531	$1,639	64.8%

Research and development expenses increased by $1.6 million, or 65%, to $4.2 million for the three months ended June 30, 2022 from $2.5 million for the three months ended June 30, 2021. The increase was primarily driven by a $1.4 million increase in stock-based compensation, a $0.3 million increase in payroll-related expenses driven by headcount, and an increase of $0.1 million in outside consulting expenses. The increases were partially offset by a $0.1 million decrease in software license expense, and a $0.1 million decrease in maintenance and operational cost.

Selling, General and Administrative

	Three months ended June 30,
	2022	2021	$ Change	% Change
	(in thousands)
Selling, general and administrative	$10,382	$3,792	$6,590	173.8%

Selling, general and administrative expenses increased by $6.6 million, or 174%, to $10.4 million for the three months ended June 30, 2022 from $3.8 million for the three months ended June 30, 2021. The increase was primarily driven by a $4.6 million increase in stock-based compensation, a $1.0 million increase in payroll-related expenses driven by headcount, a $0.8 million increase in directors’ and officers’ insurance, a $0.5 million increase in professional services, and a $0.2 million increase in marketing and recruiting cost. The increases were partially offset by a $0.6 million decrease in software license and other operational expenses.

Depreciation and Amortization

	Three months ended June 30,
	2022	2021	$ Change	% Change
	(in thousands)
Depreciation and amortization	$884	$328	$556	169.5%

Depreciation and amortization expenses increased by $0.6 million, or 170%, to $0.9 million for the three months ended June 30, 2022 from $0.3 million for the three months ended June 30, 2021. The increase in depreciation and amortization expense is primarily attributable to placing the Pinnacle and TerraPoiNT network assets in service since the first quarter of 2021.

Interest Income (Expense)

	Three months ended June 30,
	2022	2021	$ Change	% Change
	(in thousands)
Interest income (expense)	$109	$(3,077)	$3,186	(103.5)%

Interest income was $0.1 million for the three months ended June 30, 2022 compared with interest expense of $3.1 million for the three months ended June 30, 2021.The decrease in interest expense was driven by full repayment of debt as a part of the Business Combination in the fourth quarter of 2021. Interest income consists of interest earned from our cash and cash equivalents balance.

Other Income (Expense)

	Three months ended June 30,
	2022	2021	$ Change	% Change
	(in thousands)
Other income (expense)	$17,726	$(27,248)	$44,974	(165.1)%

Other income was $17.7 million for the three months ended June 30, 2022 compared with other expenses of $27.2 million for the three months ended June 30, 2021. The change in other income was primarily driven by the change in the fair value of warrants.

Comparison of the Six Months Ended June 30, 2022 and 2021

Revenue

	Six months ended June 30,
	2022	2021	$ Change	% Change
	(in thousands)
Revenue	$2,620	$467	$2,153	461.0%

Revenue increased by $2.2 million, or 461%, to $2.6 million for the six months ended June 30, 2022 from $0.5 million for the six months ended June 30, 2021. The increase was driven by increased revenue from technology and services contracts with commercial customers. For the six months ended June 30, 2022, one customer accounted for 90% of total revenue. For the six months ended June 30, 2021, two customers accounted for 96% of total revenue.

Operating Expense

Cost of Goods Sold (COGS)

	Six months ended June 30,
	2022	2021	$ Change	% Change
	(in thousands)
COGS	$6,038	$9,600	$(3,562)	(37.1)%

COGS decreased by $3.6 million, or 37%, to $6.0 million for the six months ended June 30, 2022 from $9.6 million for the six months ended June 30, 2021. The decrease was primarily driven by a $5.3 million decrease in rent expense related to contingent rent recorded for warrants vested during the first half of 2021 and a $0.3 million decrease in outside consulting expenses. The decreases were partially offset by an increase of $1.1 million in stock-based compensation, an increase of $0.4 million in maintenance and operational cost, an increase of $0.4 million in software license cost, and an increase of $0.2 million in payroll-related expenses driven by headcount.

Research and Development

	Six months ended June 30,
	2022	2021	$ Change	% Change
	(in thousands)
Research and development	$8,158	$4,914	$3,244	66.0%

Research and development expenses increased by $3.2 million, or 66%, to $8.2 million for the six months ended June 30, 2022 from $4.9 million for the six months ended June 30, 2021. The increase was primarily driven by a $3.0 million increase in stock-based compensation and a $0.5 million increase in payroll-related expenses driven by headcount. The increases were partially offset by a $0.2 million decrease in outside consulting expenses and a decrease of $0.1 million in operational and maintenance cost.

Selling, General and Administrative

	Six months ended June 30,
	2022	2021	$ Change	% Change
	(in thousands)
Selling, general and administrative	$19,722	$6,529	$13,193	202.1%

Selling, general and administrative expenses increased by $13.2 million, or 202%, to $19.7 million for the six months ended June 30, 2022 from $6.5 million for the six months ended June 30, 2021. The increase was primarily driven by a $9.1 million increase in stock-based compensation, a $1.8 million increase in directors’ and officers’ insurance, a $1.6 million increase in payroll-related expenses driven by headcount, a $1.1 million increase in professional services, and a $0.5 million increase in marketing and recruiting cost. The increases were partially offset by a $0.9 million decrease in software license, outside consulting expenses, and other operational costs.

Depreciation and Amortization

	Six months ended June 30,
	2022	2021	$ Change	% Change
	(in thousands)
Depreciation and amortization	$1,766	$671	$1,095	163.2%

Depreciation and amortization expenses increased by $1.1 million, or 163%, to $1.8 million for the six months ended June 30, 2022 from $0.7 million for the six months ended June 30, 2021. The increase in depreciation and amortization expense was primarily attributable to placing the Pinnacle and TerraPoiNT network assets in service since the first quarter of  2021.

Interest Income (Expense)

	Six months ended June 30,
	2022	2021	$ Change	% Change
	(in thousands)
Interest income (expense)	$109	$(5,858)	$5,967	(101.9)%

Interest income was $0.1 million for the six months ended June 30, 2022, compared with interest expense of  $5.9 million for the six months ended June 30, 2021. The decrease in interest expense was driven by full repayment of debt as a part of the Business Combination in the fourth quarter of  2021. Interest income consists of interest earned from our cash and cash equivalents balance.

Other Income (Expense)

	Six months ended June 30,
	2022	2021	$ Change	% Change
	(in thousands)
Other income (expense)	$24,097	$(38,910)	$63,007	(161.9)%

Other income was $24.1 million for the six months ended June 30, 2022 compared with other expenses of $38.9 million for the six months ended June 30, 2021. The change in other income was primarily driven by the change in the fair value of warrants.

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

In connection with the consummation of the Business Combination (See Note 1 to our condensed consolidated financial statements for the six months ended June 30, 2022 included elsewhere in this Quarterly Report on Form 10-Q for additional information), all amounts outstanding under the Financing Agreement were repaid and the Financing Agreement was terminated. As a result, we had no debt outstanding as of June 30, 2022 and December 31, 2021.

During the six months ended June 30, 2022 and 2021, we incurred net losses of $8.9 million and $66.0 million, respectively. During the six months ended June 30, 2022, our net cash used in operating activities and investing activities was $16.8 million and $0.8 million, respectively. During the three months ended June 30, 2021, our net cash used in operating activities and investing activities was $21.7 million and $0.9 million, respectively. As of June 30, 2022, we had cash and cash equivalents of $82.5 million and an accumulated deficit of $657.3 million. We expect to incur additional losses and higher operating expenses for the foreseeable future. Our primary uses of cash are to fund our operations as we continue to grow our business. We will require a significant amount of cash for expenditures as we invest in ongoing research and development and the expansion of the TerraPoiNT network. We believe that our cash and cash equivalents as of June 30, 2022 will be sufficient to meet our working capital and capital expenditure needs for the next 12 months. We believe we will meet longer term expected future cash requirements and obligations through a combination of our existing cash and cash equivalents balances, cash flows from operations, and issuance of equity securities or debt offerings. However, this determination is based upon internal projections and is subject to changes in market and business conditions.

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

Cash Flows

The following table summarizes our cash flows for the period indicated:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net cash (used in) operating activities	$(16,774)	$(21,659)
Net cash (used in) investing activities	(785)	(918)
Net cash provided by financing activities	47	16,647

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

Net cash used in operating activities during the six months ended June 30, 2022 was $16.8 million, resulting primarily from a net loss of $8.9 million adjusted for non-cash charges of $14.0 million for stock-based compensation, $1.8 million for depreciation and amortization, and non-cash income of $24.2 million for change in the fair value of warrant liability. Additionally, there was a net increase in operating assets and liabilities of $0.5 million.

Net cash used in operating activities during the six months ended June 30, 2021 was $21.7 million, resulting primarily from a net loss of $66.0 million, adjusted for non-cash charges of $38.8 million for change in the fair value of warrant liability, $5.5 million for contingent rent expense, $2.6 million for interest expense, $0.7 million for depreciation and amortization, $0.5 million for amortization of debt issuances costs, $0.7 million for stock-based compensation, and a decrease of $4.5 million in operating assets and liabilities.

Cash Flows from Investing Activities

Net cash used in investing activities during the six months ended June 30, 2022 was $0.8 million, representing additions to property and equipment primarily related to the deployment of the Pinnacle and TerraPoiNT network and internal use software.

Net cash used in investing activities during the six months ended June 30, 2021 was $0.9 million, representing additions to property, equipment and related installation costs primarily related to the deployment of the Pinnacle Network.

Cash Flows from Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2022 was $47 thousand, primarily reflecting cash proceeds from exercise of common stock options.

Net cash provided by financing activities during the six months ended June 30, 2021 was $16.6 million, primarily reflecting borrowing from the Fortress Facility.

Critical Accounting Policies and Significant Management Estimates

For a discussion of our critical accounting policies and estimates, please refer to Item 7 under Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Form 10-K. There have been no material changes to the critical accounting policies and estimates as of June 30, 2022 as outlined in our 2021 Form 10-K, filed with the SEC on March 23, 2022.

Recently Issued and Adopted Accounting Standards

For information regarding new accounting pronouncements, and the impact of these pronouncements on our condensed consolidated financial statements, refer to Note 2 to our condensed consolidated financial statements for the three and six months ended June 30, 2022 included elsewhere in this Quarterly Report on Form 10-Q.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2022.

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

Item 1A. Risk Factors

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021, as supplemented by the following updated risk factor.

We face intense competition in our market, especially from competitors that offer their location services for free, which could make it difficult for us to acquire and retain customers and end users.

The market for development, distribution and sale of location services is highly competitive. Many of our competitors have strong name recognition, sizable customer bases and significantly greater financial, technical, marketing, public relations, sales, distribution and other resources than we do. These competitors often offer competing services for free and have the financial capabilities to continue to improve upon their location services offering without charging a fee. Certain of our competitors are already vying for market share in the 3D location space through their participation in a federal regulatory proceeding involving the FCC in which wireless mobile telephony providers are being required to enter into relationships with 3D location vendors in order to enable accurate 3D location information to be conveyed to E911 emergency dispatchers with each wireless call made to E911 emergency services. In June of 2022, the CTIA, a trade association representing the wireless communications industry in the United States, filed a statement with the FCC that solutions provided by these competitors meet these FCC’s requirements.  If the FCC accepts this statement, then the market for our services for E911 may be reduced.  Also, although our services currently offer an improved functionality over the services offered for free, there is no certainty that we will be able to achieve broad market appeal for our 3D location services. In addition, there is no guarantee that our services will be as reliable and with the same geographic coverage as the currently available geolocation services, which may impact our ability to attract customers to utilize our products over the free services offered by our competitors. The performance of our services may vary based on ambient conditions, both physical and environmental which may impact the timing and location accuracy of the system. If our services are not meaningfully superior to those available at lower or no cost, we may have difficulty selling our services, achieving widespread adoption of our services and our business, financial position and results of operations may be harmed.

Our services may not be adopted by additional wireless carriers for E911.

We have expended significant resources developing, testing and licensing software and solutions targeted towards E911 services, the primary customers for which are wireless carriers. Certain of these wireless carriers were the subject of an enforcement action by the FCC regarding their lack of compliance with rules requiring the provision of vertical location services in the top 25 cellular market areas (“CMAs”) by April 3, 2021. On June 3, 2021, the FCC adopted consent decrees with each of the named wireless carriers that effectively provided an extension of one year to the April 3, 2021 compliance date in the top 25 CMAs, but also required the carriers to begin delivering any z-axis information that was available to them and to provide interim reports on their ongoing testing and deployment efforts. While we have successfully signed one national wireless carrier as a customer for E911 services, our ability to sell our Pinnacle service to additional wireless carriers for E911, a service we believe to exceed the current FCC accuracy requirement, is dependent upon the willingness of these carriers to use our service to comply with the FCC mandate, which has been impacted by the FCC’s one year extension and may be impacted by the development and testing of competing solutions to the our technology.  In June of 2022, the CTIA filed a statement with the FCC that solutions provided by certain competitors meet these FCC’s requirements.  If the FCC accepts this statement, then the market for our services for E911 may be reduced.

Our ability to offer our service for E911 is also influenced by the willingness of wireless device manufacturers to incorporate our software or services into their device platforms. Apple and Google exert significant market power over services on their respective platforms, and there is no assurance that they will approve or adopt our software or services in connection with their respective platforms. If Apple and/or Google do not provide such approval, there could be a material adverse impact to our business, financial condition and results of operations.

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

NEXTNAV INC.

Date: August 10, 2022	By:	/s/ Christian D. Gates
	Name:	Christian D. Gates
	Title:	Chief Financial Officer and Principal Financial Officer

Date: August 10, 2022	By:	/s/ Sammaad R. Shams
	Name:	Sammaad R. Shams
	Title:	Corporate Accounting Officer and Principal Accounting Officer

