Form 10-Q
period 2022-09-30
NEXTNAV INC.
filed 2022-11-10
CIK 1865631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

There were 106,384,109 shares of the registrant’s common stock outstanding as of November 4, 2022.

NEXTNAV INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2022

Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “NextNav,” the “Company,” “we,” “us,” and “our” include NextNav Inc. and its subsidiaries.

i

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1034, as amended (the “Exchange Act”). Forward-looking statements include, but are not limited to, statements regarding our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future, projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, and are not guarantees of future performance. The words “may,” “anticipate,” “believe,” “expect,” “intends,” “might,” “plan,” “possible,” “potential,” “aim,” “strive,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. These statements may relate to, but are not limited to: expectations regarding our strategies and future financial performance, including future business plans or objectives, the successful integration of acquired businesses, expected functionality of our geolocation services, anticipated timing and level of deployment of our services, anticipated demand and acceptance of our services, prospective performance and commercial opportunities and competitors, the timing of obtaining regulatory approvals, ability to finance our research and development activities, commercial partnership acquisition and retention, products and services, pricing, marketing plans, operating expenses, market trends, revenue, liquidity, cash flows and uses of cash, capital expenditures, and our ability to invest in growth initiatives; our ability to recognize the anticipated benefits of the Business Combination (as defined below), which may be affected by, among other things, competition, and the ability of the combined business to grow and manage growth profitably; factors relating to our future operations, projected capital resources and financial position, estimated revenue and losses, projected costs and capital expenditures, prospects and plans; projections of market growth and size, including the level of market acceptance for our services; our ability to adequately protect key intellectual property rights or proprietary technology; our ability to maintain our Location and Monitoring Service (“LMS”) licenses and obtain additional LMS licenses as necessary; our ability to maintain adequate operational financial resources or raise additional capital or generate sufficient cash flows; our ability to develop and maintain effective internal controls; our success in recruiting and/or retaining officers, key employees or directors; expansion plans and opportunities; costs related to being a public company; our ability to maintain the listing of our securities on Nasdaq; and the outcome of any known and unknown litigation and regulatory proceedings, as well as assumptions relating to the foregoing.

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NextNav Inc.

CONDENSED Consolidated Balance Sheets

(IN THOUSANDS, EXCEPT SHARE DATA)

	September 30, 2022 (unaudited)	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$63,588	$100,076
Short term investment	8,173	—
Accounts receivable	1,442	1,740
Other current assets	1,693	4,516
Total current assets	$74,896	$106,332
Network under construction	2,641	494
Property and equipment, net of accumulated depreciation of $5,144 and $2,714 at September 30, 2022 and December 31, 2021, respectively	19,458	21,757
Operating lease right-of-use assets	10,817	—
Intangible assets	4,149	4,095
Other assets	1,915	4,145
Total assets	$113,876	$136,823

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,516	$448
Accrued expenses and other current liabilities	4,694	4,600
Operating lease current liabilities	2,755	—
Deferred revenue	44	1,632
Total current liabilities	$9,009	$6,680
Warrants	5,687	28,875
Operating lease noncurrent liabilities	5,606	—
Other long-term liabilities	1,133	1,311
Total liabilities	$21,435	$36,866

Stockholders’ equity:
Common stock, authorized 500,000,000 shares; 101,394,335 and 96,546,611 shares issued and 101,393,158 and 96,546,611 shares outstanding at September 30, 2022 and December 31, 2021, respectively	11	11
Additional paid-in capital	768,569	747,928
Accumulated other comprehensive loss	(145)	(121)
Accumulated deficit	(675,990)	(647,861)
Common stock in treasury, at cost; 1,177 and zero shares at September 30, 2022 and December 31, 2021, respectively	(4)	—
Total stockholders’ equity	$92,441	$99,957
Total liabilities and stockholders’ equity	$113,876	$136,823

See accompanying notes.

 NextNav INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$503	$276	$3,123	$743
Operating expenses:
Cost of goods sold (exclusive of depreciation and amortization)	2,830	2,068	8,868	11,668
Research and development	4,567	1,980	12,725	6,894
Selling, general and administrative	10,152	2,856	29,874	9,385
Depreciation and amortization	891	398	2,657	1,069
Total operating expenses	18,440	7,302	54,124	29,016
Operating loss	(17,937)	(7,026)	(51,001)	(28,273)
Other income (expense):
Interest income (expense)	336	(3,041)	445	(8,899)
Change in fair value of warrants	(962)	(22,343)	23,188	(61,184)
Other income (loss), net	(152)	—	(205)	(69)
Loss before income taxes	(18,715)	(32,410)	(27,573)	(98,425)
Provision for income taxes	(15)	(11)	(41)	(40)
Net loss	$(18,730)	$(32,421)	$(27,614)	$(98,465)
Foreign currency translation adjustment	(2)	(19)	(24)	(19)
Comprehensive loss	$(18,732)	$(32,440)	$(27,638)	$(98,484)
Net loss	$(18,730)	$(32,421)	$(27,614)	$(98,465)
Change in redemption value of preferred interests	—	—	—	(13,831)
Net loss attributable to common stockholders	$(18,730)	$(32,421)	$(27,614)	$(112,296)
Weighted average of shares outstanding – basic and diluted	101,397	7,352	98,513	7,348
Net loss attributable to common stockholders per share - basic and diluted	$(0.18)	$(4.41)	$(0.28)	$(15.28)

See accompanying notes.

NextNav INC.

CONDENSED Consolidated Statements of Changes in Stockholders’ equity

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE DATA)

	Redeemable Class C Convertible		Redeemable Class D Convertible		Total Preferred	Class A		Additional		Accumulated Other	Class A Common Stock		Stockholders’
	Preferred Units		Preferred Units		Interests	Common Stock		Paid-In	Accumulated	Comprehensive	in Treasury		(Deficit)
	Units	Value	Units	Value	Value	Units	Value	Capital	Deficit	(Loss)	Units	Value	Equity
Balance, December 31, 2020	5,365,566	$11,879	42,286,068	$357,725	$369,604	7,345,733	$2	$—	$(490,284)	$(96)	—	$—	$(490,378)
Equity-based compensation expense	—	—	—	—	—	—	—	363	—	—	—	—	363
Issuance of common warrants	—	—	—	—	—	—	—	232	—	—	—	—	232
Change in redemption value	—	—	—	8,188	8,188	—	—	(595)	(7,593)	—	—	—	(8,188)
Net loss	—	—	—	—	—	—	—	—	(27,068)	—	—	—	(27,068)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(1)	—	—	(1)
Balance, March 31, 2021	5,365,566	$11,879	42,286,068	$365,913	$377,792	7,345,733	$2	$—	$(524,945)	$(97)	—	$—	$(525,040)
Equity-based compensation expense	—	—	—	—	—	—	—	325	—	—	—	—	325
Issuance of common warrants	—	—	—	—	—	—	—	—	—	—	—	—	—
Change in redemption value	—	—	—	5,643	5,643	—	—	(325)	(5,318)	—	—	—	(5,643)
Net loss	—	—	—	—	—	—	—	—	(38,975)	—	—	—	(38,975)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	1	—	—	1
Balance, June 30, 2021	5,365,566	$11,879	42,286,068	$371,556	$383,435	7,345,733	$2	$—	$(569,238)	$(96)	—	$—	$(569,332)
Equity-based compensation expense	—	—	—	—	—	—	—	345	—	—	—	—	345
Exercise of common stock options	—	—	—	—	—	13,229	—	2	—	—	—	—	2
Net loss	—	—	—	—	—	—	—	—	(32,421)	—	—	—	(32,421)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(19)	—	—	(19)
Balance, September 30, 2021	5,365,566	$11,879	42,286,068	$371,556	$383,435	7,358,962	$2	$347	$(601,659)	$(115)	—	$—	$(601,425)

NextNav INC.

CONDENSED Consolidated Statements of Changes in Stockholders’ equity

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE DATA)

	Redeemable Class C Convertible Preferred Units		Redeemable Class D Convertible Preferred Units		Total Preferred Interests	Class A Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Class A Common Stock in Treasury		Stockholders’ (Deficit)
	Units	Value	Units	Value	Value	Units	Value	Capital	Deficit	(Loss)	Units	Value	Equity
Balance, December 31, 2021	—	$—	—	$—	$—	96,546,611	$11	$747,928	$(647,861)	$(121)	—	$—	$99,957
Impact from adoption of new accounting standards	—	—	—	—	—	—	—	—	(515)	—	—	—	(515)
Balance, January 1, 2022	—	—	—	—	—	96,546,611	11	747,928	(648,376)	(121)	—	—	99,442
Exercise of common stock options	—	—	—	—	—	7,325	—	26	—	—	—	—	26
Exercise of common warrants	—	—	—	—	—	10	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	7,195	—	—	—	—	7,195
Net loss	—	—	—	—	—	—	—	—	(9,711)	—	—	—	(9,711)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(13)	—	—	(13)
Common stock received for tax withholding	—	—	—	—	—	—	—	—	—	—	(173)	(1)	(1)
Balance, March 31, 2022	—	$—	—	$—	$—	96,553,946	$11	$755,149	$(658,087)	$(134)	(173)	$(1)	$96,938
Vesting of RSUs	—	—	—	—	—	239,266	—	—	—	—	—	—	—
Issuance of RSAs	—	—	—	—	—	205,850	—	—	—	—	—	—	—
Exercise of common stock options	—	—	—	—	—	79,614	—	22	—	—	—	—	22
Exercise of common warrants	—	—	—	—	—	4,308,297	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	6,763	—	—	—	—	6,763
Net income	—	—	—	—	—	—	—	—	827	—	—	—	827
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(9)	—	—	(9)
Balance, June 30, 2022	—	$—	—	$—	$—	101,386,973	$11	$761,934	$(657,260)	$(143)	(173)	$(1)	$104,541
Vesting of RSUs	—	—	—	—	—	21,214	—	—	—	—	—	—	—
Issuance of RSAs	—	—	—	—	—	43,430	—	—	—	—	—	—	—
Cancellation of RSAs	—	—	—	—	—	(57,282)	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	6,635	—	—	—	—	6,635
Net loss	—	—	—	—	—	—	—	—	(18,730)	—	—	—	(18,730)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(2)	—	—	(2)
Common stock received for tax withholding	—	—	—	—	—	—	—	—	—	—	(1,004)	(3)	(3)
Balance, September 30, 2022	—	$—	—	$—	$—	101,394,335	$11	$768,569	$(675,990)	$(145)	(1,177)	$(4)	$92,441

See accompanying notes.

NextNav INC.

CONDENSED Consolidated Statements of Cash Flows

(UNAUDITED)

(IN THOUSANDS)

	Nine Months Ended September 30,
	2022	2021
Operating activities
Net loss	$(27,614)	$(98,465)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,657	1,069
Equity-based compensation	20,593	1,033
Change in fair value of warranty liability	(23,188)	61,184
Equity method investment loss	175	—
Asset retirement obligation accretion	41	56
Fixed asset write-off	—	66
Issuance of warrants for rent expense	—	5,504
Amortization of debt issuance costs and discount	—	671
Accrued payment in kind (“PIK”) interest on debt	—	4,231
Changes in operating assets and liabilities:
Accounts receivable	298	—
Other current assets	1,996	(4,074)
Other assets	68	(3,276)
Accounts payable	1,068	1,148
Deferred revenue	(1,588)	—
Accrued expenses and other liabilities	(92)	1,424
Operating lease right-of-use assets and liabilities	401	—
Net cash used in operating activities	(25,185)	(29,429)

Investing activities
Capitalization of costs and purchases of network assets, property, and equipment	(1,720)	(857)
Purchase of internal use software	(279)	(197)
Purchase of equity method investment	(1,125)	—
Purchase of marketable securities	(8,173)	—
Net cash used in investing activities	(11,297)	(1,054)

Financing activities
Proceeds from senior secured loan	—	18,467
Proceeds from exercise of stock options	48	2
Repurchase of common stocks (withholding taxes)	(4)	—
Net cash provided by financing activities	44	18,469
Effect of exchange rates on cash, cash equivalents and restricted cash	(50)	(14)
Net decrease in cash, cash equivalents and restricted cash	(36,488)	(12,028)
Cash, cash equivalents and restricted cash at beginning of period	100,076	13,669
Cash, cash equivalents and restricted cash at end of period	$63,588	$1,641

Non-cash financing information
Capital expenditure included in accounts payable	$427	$112
Issuance of warrants	$—	$5,504

See accompanying notes.

 NextNav INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the nine months ended September 30, 2022

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

Unaudited Interim Financial Information

The condensed consolidated financial statements as of September 30, 2022 are unaudited. These interim financial statements of NextNav have been prepared in accordance with U.S. GAAP and SEC instructions for interim financial information and should be read in conjunction with NextNav's Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”), which the Company filed with the SEC on March 23, 2022.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and reflect, in management’s opinion, all adjustments of a normal, recurring nature that are necessary for the fair statement of the Company’s financial position as of September 30, 2022, results of operations for the three and nine months ended September 30, 2022 and 2021, and changes in stockholders' equity and cash flows for the nine months ended September 30, 2022 and 2021, but are not necessarily indicative of the results expected for the full fiscal year or any other period.

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

Revenue

The following table presents the Company’s revenue disaggregated by category and source:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Commercial	$488	$190	$2,970	$395
Government contracts	7	65	24	321
Equipment sales	8	21	129	27
Total revenue	$503	$276	$3,123	$743

Contract Balances

Accounts receivable are billed and unbilled amounts related to the Company’s rights to consideration as performance obligations are satisfied when the rights to payment become unconditional but for the passage of time. As of September 30, 2022 and December 31, 2021, the Company’s accounts receivable balances were comprised of $1.4 million and $1.7 million, respectively.

Contract liabilities relate to amounts billed in advance, or advance consideration received from customers, for which transfer of control of the good or service occurs at a later point in time. As of September 30, 2022 and December 31, 2021, the Company’s contract liabilities were $44 thousand and $1.6 million, respectively.

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

The following details the amount of stock-based compensation included in cost of goods sold, research and development, and selling, general and administrative expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Cost of goods sold	$531	$81	$1,714	$134
Research and development	1,415	136	4,715	409
Selling, general and administrative	4,689	128	14,164	490
Total stock-based compensation expense	$6,635	$345	$20,593	$1,033

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

The determination of the diluted weighted average shares is included in the following calculation of EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, except per share amounts)
Numerator
Net loss	$18,730	$32,421	$27,614	$98,465
Less: cumulative change in redemption value of preferred units	—	—	—	13,831
Net loss attributable to common stockholders	$18,730	$32,421	$27,614	$112,296

Denominator
Weighted average shares – basic and diluted	101,397	7,352	98,513	7,348
Basic and diluted loss per share	$(0.18)	$(4.41)	$(0.28)	$(15.28)

The following details anti-dilutive unvested restricted stock units, as well as the anti-dilutive effects of the outstanding warrants, stock options and preferred units:

	Three Months Ended September 30,		Nine Months Ended September 30,
Antidilutive Shares Excluded	2022	2021	2022	2021
	(in thousands)		(in thousands)
Warrants	18,750	17,667	18,750	17,667
Stock Options	2,374	2,049	2,374	2,049
Unvested Restricted Stock Units	3,294	94	3,294	94
Unvested Restricted Stock Awards	1,262	—	1,262	—
Preferred units	—	47,652	—	47,652

Marketable Securities

       The Company invests excess cash primarily in U.S. government agency bonds and money market funds. The Company classifies all marketable securities that have stated maturities of three months or less from the date of purchase as cash equivalents, and those that have stated maturities of over three months as short-term investments on the Condensed Consolidated Balance Sheets. The Company determines the appropriate classification of investments in marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company’s marketable securities are classified as trading and are measured at fair value with the related gains and losses, including unrealized, recognized in interest income (expense).

Equity Method Investment

The Company applies the equity method of accounting to investments when it has significant influence, but not controlling interest, in the investee. Judgment regarding the level of influence over each equity method investment includes considering key factors such as ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions.

The initial carrying value of equity method investment is based on the amount paid to purchase the interest in the investee entity. Subsequently, the investment is increased or decreased by the Company’s proportionate share in the investee’s earnings or losses and decreased by cash distributions from the investee. The Company eliminates from its financial results all significant intercompany transactions to the extent of its ownership interest, including the intercompany portion of transactions with equity method investee. The Company’s share of the investee’s income or loss is recorded on a one quarter lag.

The Company evaluates equity method investment for impairment based upon a comparison of the fair value of the equity method investment to its carrying value, when impairment indicators exist. If the Company determines a decline in the fair value of an equity method investment below its carrying value is other-than-temporary, an impairment is recorded.

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

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). The ASU requires an acquiring entity to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606 Revenue from Contracts with Customers, rather than at fair value. The Company expects to early adopt this ASU in the fourth quarter of 2022 and expects the impact of adopting this ASU to be immaterial.

3. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2022	December 31, 2021
	(in thousands)
Accrued salary and other employee liabilities	$2,437	$2,423
Accrued legal and professional services	857	1,540
Other accrued liabilities	1,400	637
Total	$4,694	$4,600

4. Leases

All leases were classified as operating leases as of September 30, 2022 and September 30, 2021.

Components of operating lease expense were as follows (in thousands):

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Operating lease cost	$1,023	$3,075
Variable lease cost	$26	$77
Short-term lease cost	$57	$171

Supplemental information related to operating leases was as follows (in thousands):

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Operating cash flows from operating leases	$969	$2,914
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$9,459

As of September 30, 2022, the Company's operating leases had a weighted average remaining lease term of 4.0 years and a weighted average discount rate of 4.6%.

Future lease payments under operating leases as of September 30, 2022 were as follows (in thousands):

Remainder of 2022	$881
2023	2,765
2024	1,894
2025	1,441
2026	1,205
Thereafter	997
Total undiscounted future lease payments	$9,183
Less imputed interest	822
Total lease liability balance	$8,361

As of September 30, 2022, the Company has entered into leases that have not yet commenced with future lease payments of $2.3 million that are not yet recorded on the Condensed Consolidated Balance Sheet. These leases will commence between the fourth quarter of 2022 and the second quarter of 2023 with non-cancelable lease terms of five years.

Supplemental Information for Comparative Periods

As of December 31, 2021, prior to the adoption of ASU 2016-02, future minimum payments under operating leases were as follows (in thousands):

For the Twelve Months Ended December 31,
2022	$3,335
2023	$2,400
2024	$1,548
2025	$1,109
Thereafter	$1,581

During the twelve months ended December 31, 2021, rent expense was $13.6 million.

5. Equity Method Investment

As of September 30, 2022, the Company’s total ownership of MetCom Inc., a privately-owned Japanese joint stock company (kabushiki kaisha) (“MetCom”), consists of 702,334 shares representing ownership of 14.8%. The Company provides licenses to its technology, infrastructure and subscriber equipment to MetCom to support MetCom’s efforts in commercializing terrestrial positioning technology (both TerraPoiNT and Pinnacle) in Japan. Due to the technological dependencies, the Company's equity ownership and representation on MetCom's board of directors, the Company has significant influence, but not controlling interest, over MetCom. The Company’s investment in MetCom is accounted for under the equity method. The basis difference in the Company’s cost basis and the basis reflected at the investee entity level is allocated to equity method goodwill and is not amortized. We recognized a loss of $0.2 million in the nine months ended September 30, 2022 that is recorded in other income (expenses). The carrying value of our investment in MetCom was $1.0 million as of September 30, 2022 and is classified in other long-term assets.

The Company holds a warrant (the “Warrant”) issued by MetCom which entitles the Company to purchase additional shares at an exercise price of JPY10 per share, such that the Company may obtain an aggregate total of 33% of MetCom common stock on an “as-converted” basis. The Warrant is subject to certain vesting conditions which were not met as of September 30, 2022; therefore, the Warrant was not exercisable.

6. Warrants and Warrant Liability

As of September 30, 2022, NextNav had 18,749,990 warrants outstanding including: (a) 9,999,990 public warrants sold in connection with Spartacus’ initial public offering (the “Public Warrants”) and (b) 8,750,000 warrants issued in a private placement on the initial public offering closing date (the “Private Placement Warrants”).

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

7. Fair Value

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

The following table presents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
	(in thousands)
September 30, 2022
Cash and Cash Equivalents - Money Market Funds	$116	$—	$—	$116
Cash and Cash Equivalents - U.S. Government Agency Bonds	—	53,585	—	53,585
Short term investments - U.S. Government Agency Bonds	—	8,173	—	8,173
Warrants	$—	$—	$5,687	$5,687
December 31, 2021
Warrants	$—	$—	$28,875	$28,875

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

Level 3 Liabilities

The Company engaged a third-party valuation firm to assist with the fair value analysis of the warrants. The analysis used commonly accepted valuation methodologies and best practices to determine the fair value of the equity, in accordance with fair value standards and U.S. GAAP. For the Private Placement Warrants that were outstanding as of September 30, 2022 and December 31, 2021, NextNav used a Monte Carlo simulation model. The following table shows the assumptions used in each respective model:

	September 30, 2022	December 31, 2021
	Values	Values
Stock Price	$2.69	$8.76
Strike price	$11.50	$11.50
Holding Period/Term (years)	4.08	4.80
Volatility	72.50%	52.90%
Expected dividends	None	None
Risk-Free Rate	4.16%	1.23%
Fair value of warrants	$0.65	$3.30

The table below provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3).

Warrants:	(in thousands)
Balance as of December 31, 2021	$28,875
Fair value adjustment of Private Placement Warrants	(23,188)
Balance as of September 30, 2022	$5,687

8. Common Stock and Convertible Preferred Units

The Condensed Consolidated Statements of Changes in Stockholders’ Equity reflect the Business Combination as of October 28, 2021. As Holdings was deemed the accounting acquirer in the Business Combination, all periods prior to the consummation date reflect the balances and activity of Holdings. The balances as of September 30, 2022 and 2021 and December 31, 2021 and 2020 from the financial statements of Holdings as of that date, share activity (redeemable preferred units, common units, additional paid in capital, and accumulated deficit) and per share amounts were retroactively adjusted, where applicable.

Common Stock

As of September 30, 2022, NextNav had authorized the issuance of 600,000,000 shares of capital stock, par value, $0.0001 per share, consisting of (a) 500,000,000 shares of common stock and (b) 100,000,000 shares of undesignated preferred stock. As of September 30, 2022, NextNav had 101,394,335 shares of common stock issued and 101,393,158 shares of common stock outstanding.

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

9. Commitments and Contingencies

Contingencies

From time to time, the Company is party to litigation and other legal matters incidental to the conduct of its business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company accrues liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of September 30, 2022, the Company was not involved in any such matters, individually or in the aggregate, which management believes would have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.

10. Income Taxes

The Company computes its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pretax income or loss and adjusts the provision for discrete tax items recorded in the period. A valuation allowance has been established against the Company’s U.S. federal and state deferred tax assets, which results in an annualized effective tax rate for the Company’s U.S. operations of 0%. For the three months ended September 30, 2022, the Company recorded an income tax benefit of $0.02 million related to foreign tax activity on a pretax income of $18.7 million, resulting in an effective tax rate of 0.08%. For the three months ended September 30, 2021, the Company recorded an income tax provision of $0.01 million related to foreign tax activity on a pretax loss of $32.4 million, resulting in an effective tax rate of 0.03%. For the nine months ended September 30, 2022, the Company recorded an income tax provision of $0.04 million related to foreign tax activity on a pretax loss of $27.6 million, resulting in an effective tax rate of 0.15%. For the nine months ended September 30, 2021, the Company recorded an income tax provision of $0.04 million related to foreign tax activity on a pretax loss of $98.4 million, resulting in an effective tax rate of 0.04%. These effective tax rates differ from the U.S. federal statutory rate primarily due to the valuation allowance against the Company’s domestic deferred tax assets.

11. Subsequent Events

The Company has completed an evaluation of all subsequent events through the date of this Quarterly Report on Form 10-Q to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements and events which occurred subsequently but were not recognized in the unaudited condensed consolidated financial statements. The Company notes the following:

Nestwave Acquisition

On October 31, 2022 (“Closing Date”), the Company acquired all outstanding equity in Nestwave, SAS (“Nestwave”), a privately held French company that is a global leader in low-power geolocation. Total consideration paid was $19.3 million, consisting of $4.3 million in cash, which is subject to customary adjustments in accordance with the share transfer agreement; and $15.0 million by issuance of 5.1 million shares of NextNav’s common stock, comprised of 4.0 million shares of common stock that were issued on the Closing Date and 1.1 million shares of common stock to be issued post-closing. The acquisition is expected to significantly accelerate the availability of resilient 3D position, navigation and timing, release the underlying spectrum’s capacity for additional data-oriented services and enables broader penetration of NextNav’s applications and technology across the handset and device ecosystem for all of its products and target markets.

The acquisition will be accounted for using the acquisition method of accounting. The Company is in the process of determining the fair values of assets acquired and liabilities assumed.

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

In early 2021, we launched the first element of our next generation GPS service through initial commercial service on our nationwide Pinnacle network that was deployed in partnership with AT&T Services, Inc. (“AT&T”). The Pinnacle network provides “floor-level” altitude detection to over 90% of commercial structures over three stories in the U.S. and is being utilized by FirstNet® for public safety, as well as a growing number of commercial apps and app development platforms, including Atlas Earth, Unity Engine, Eco3d, CRG, GeoComm, Rapid Deploy, NGA 911, Qualcomm, and the Unreal Engine. In December 2021, we entered into an agreement with one of the nation’s largest wireless carriers to deliver vertical location for enhanced 911 (“E911”), using our Pinnacle 911 solution for all its customers. We believe that ramp up of services using our existing deployed network will support significant revenue growth over the coming years. We entered into a services agreement with AT&T for distribution of our services to FirstNet® customers, and on October 7, 2022, we amended the agreement for an additional term of three months, expiring in January 2023.

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

As of September 2022, TerraPoiNT is deployed and available, with metro-wide service in San Francisco and select services available in 51 total markets nationally. It is also in use by the National Aeronautics and Space Administration (“NASA”) at its Langley Research Center in Hampton, VA for drone operations research.

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

Other Income (Expense)

Other income (expense) consists of miscellaneous non-operating items, such as change in fair value of warrants, equity method income (loss), and foreign currency gains (losses).

Results of Operations

The following table sets forth our statements of operations for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Revenue	$503	$276	$3,123	$743
Operating expense:
Cost of goods sold (1)	2,830	2,068	8,868	11,668
Research and development (1)	4,567	1,980	12,725	6,894
Selling, general and administrative (1)	10,152	2,856	29,874	9,385
Depreciation and amortization	891	398	2,657	1,069
Total operating expenses	18,440	7,302	54,124	29,016
Operating loss	(17,937)	(7,026)	(51,001)	(28,273)
Interest income (expense)	336	(3,041)	445	(8,899)
Other income (expense)	(1,114)	(22,343)	22,983	(61,253)
Loss before income taxes	(18,715)	(32,410)	(27,573)	(98,425)
Provision for income taxes	(15)	(11)	(41)	(40)
Net loss	$(18,730)	$(32,421)	$(27,614)	$(98,465)

(1)

Cost of goods sold, research and development, and selling, general and administrative expense for the periods do not include depreciation and amortization, which is presented separately in the Condensed Consolidated Statements of Comprehensive Loss, but include stock-based compensation as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Cost of goods sold	$531	$81	$1,714	$134
Research and development	1,415	136	4,715	409
Selling, general and administrative	4,689	128	14,164	490
Total stock-based compensation expense	$6,635	$345	$20,593	$1,033

Comparison of the Three Months Ended September 30, 2022 and 2021

Revenue

	Three months ended September 30,
	2022	2021	$ Change	% Change
	(in thousands)
Revenue	$503	$276	$227	82.2%

Revenue increased by $0.2 million, or 82%, to $0.5 million for the three months ended September 30, 2022 from $0.3 million for the three months ended September 30, 2021. The increase was driven by increased revenue from technology and services contracts with commercial customers. For the three months ended September 30, 2022, one customer accounted for 95% of total revenue. For the three months ended September 30, 2021, three customer accounted for 86% of total revenue.

Operating Expense

Cost of Goods Sold (COGS)

	Three months ended September 30,
	2022	2021	$ Change	% Change
	(in thousands)
COGS	$2,830	$2,068	$762	36.8%

COGS increased by $0.8 million, or 37%, to $2.8 million for the three months ended September 30, 2022 from $2.1 million for the three months ended September 30, 2021. The increase was primarily driven by a $0.4 million increase in stock-based compensation, and an increase of $0.4 million in maintenance and operational cost.

Research and Development

	Three months ended September 30,
	2022	2021	$ Change	% Change
	(in thousands)
Research and development	$4,567	$1,980	$2,587	130.7%

Research and development expenses increased by $2.6 million, or 131%, to $4.6 million for the three months ended September 30, 2022 from $2.0 million for the three months ended September 30, 2021. The increase was primarily driven by a $1.3 million increase in stock-based compensation, a $0.7 million increase in payroll-related expenses driven by headcount, an increase of $0.5 million in software license expenses, and an increase of $0.2 million in maintenance and operational cost.

Selling, General and Administrative

	Three months ended September 30,
	2022	2021	$ Change	% Change
	(in thousands)
Selling, general and administrative	$10,152	$2,856	$7,296	255.5%

Selling, general and administrative expenses increased by $7.3 million, or 255%, to $10.2 million for the three months ended September 30, 2022 from $2.9 million for the three months ended September 30, 2021. The increase was primarily driven by a $4.6 million increase in stock-based compensation, a $1.6 million increase in professional services, a $0.8 million increase in directors’ and officers’ insurance, a $0.7 million increase in payroll-related expenses driven by headcount, and a $0.3 million increase in marketing and recruiting cost. The increases were partially offset by a $0.6 million decrease in outside consulting expenses, and a $0.1 million decrease in other operational expenses.

Depreciation and Amortization

	Three months ended September 30,
	2022	2021	$ Change	% Change
	(in thousands)
Depreciation and amortization	$891	$398	$493	123.9%

Depreciation and amortization expenses increased by $0.5 million, or 124%, to $0.9 million for the three months ended September 30, 2022 from $0.4 million for the three months ended September 30, 2021. The increase in depreciation and amortization expense is primarily attributable to placing the Pinnacle and TerraPoiNT network assets in service since the first quarter of 2021.

Interest Income (Expense)

	Three months ended September 30,
	2022	2021	$ Change	% Change
	(in thousands)
Interest income (expense)	$336	$(3,041)	$3,377	(111.0)%

Interest income was $0.3 million for the three months ended September 30, 2022 compared with interest expense of $3.0 million for the three months ended September 30, 2021.The decrease in interest expense was driven by full repayment of debt as a part of the Business Combination in the fourth quarter of 2021. Interest income consists of interest earned on marketable securities.

Other Income (Expense)

	Three months ended September 30,
	2022	2021	$ Change	% Change
	(in thousands)
Other income (expense)	$(1,114)	$(22,343)	$21,229	(95.0)%

Other expense was $1.1 million for the three months ended September 30, 2022 compared with other expenses of $22.3 million for the three months ended September 30, 2021. The change in other expense was primarily driven by the change in the fair value of warrants.

Comparison of the Nine Months Ended September 30, 2022 and 2021

Revenue

	Nine months ended September 30,
	2022	2021	$ Change	% Change
	(in thousands)
Revenue	$3,123	$743	$2,380	320.3%

Revenue increased by $2.4 million, or 320%, to $3.1 million for the nine months ended September 30, 2022 from $0.7 million for the nine months ended September 30, 2021. The increase was driven by increased revenue from technology and services contracts with commercial customers. For the nine months ended September 30, 2022, one customer accounted for 91% of total revenue. For the nine months ended September 30, 2021, three customers accounted for 92% of total revenue.

Operating Expense

Cost of Goods Sold (COGS)

	Nine months ended September 30,
	2022	2021	$ Change	% Change
	(in thousands)
COGS	$8,868	$11,668	$(2,800)	(24.0)%

COGS decreased by $2.8 million, or 24%, to $8.9 million for the nine months ended September 30, 2022 from $11.7 million for the nine months ended September 30, 2021. The decrease was primarily driven by a $5.3 million decrease in rent expense related to contingent rent recorded for warrants vested during the first half of 2021 and a $0.3 million decrease in outside consulting expenses. The decreases were partially offset by an increase of $1.6 million in stock-based compensation, an increase of $0.6 million in software license cost, an increase of $0.5 million in maintenance and operational cost, and an increase of $0.3 million in payroll-related expenses driven by headcount.

Research and Development

	Nine months ended September 30,
	2022	2021	$ Change	% Change
	(in thousands)
Research and development	$12,725	$6,894	$5,831	84.6%

Research and development expenses increased by $5.8 million, or 85%, to $12.7 million for the nine months ended September 30, 2022 from $6.9 million for the nine months ended September 30, 2021. The increase was primarily driven by a $4.3 million increase in stock-based compensation and a $1.5 million increase in payroll-related expenses driven by headcount, an increase of $0.2 million in software license cost, and an increase of $0.1 million in operational and maintenance cost. The increases were partially offset by a $0.3 million decrease in outside consulting expenses.

Selling, General and Administrative

	Nine months ended September 30,
	2022	2021	$ Change	% Change
	(in thousands)
Selling, general and administrative	$29,874	$9,385	$20,489	218.3%

Selling, general and administrative expenses increased by $20.5 million, or 218%, to $29.9 million for the nine months ended September 30, 2022 from $9.4 million for the nine months ended September 30, 2021. The increase was primarily driven by a $13.7 million increase in stock-based compensation, a $2.8 million increase in professional services, a $2.6 million increase in directors’ and officers’ insurance, a $2.3 million increase in payroll-related expenses driven by headcount, and a $0.7 million increase in marketing and recruiting cost. The increases were partially offset by a $0.9 million decrease in other operational expenses, and a $0.7 million decrease in outside consulting expenses.

Depreciation and Amortization

	Nine months ended September 30,
	2022	2021	$ Change	% Change
	(in thousands)
Depreciation and amortization	$2,657	$1,069	$1,588	148.6%

Depreciation and amortization expenses increased by $1.6 million, or 149%, to $2.7 million for the nine months ended September 30, 2022 from $1.1 million for the nine months ended September 30, 2021. The increase in depreciation and amortization expense was primarily attributable to placing the Pinnacle and TerraPoiNT network assets in service since the first quarter of 2021.

Interest Income (Expense)

	Nine months ended September 30,
	2022	2021	$ Change	% Change
	(in thousands)
Interest income (expense)	$445	$(8,899)	$9,344	(105.0)%

Interest income was $0.4 million for the nine months ended September 30, 2022, compared with interest expense of  $8.9 million for the nine months ended September 30, 2021. The decrease in interest expense was driven by full repayment of debt as a part of the Business Combination in the fourth quarter of 2021. Interest income consists of interest earned on marketable securities.

Other Income (Expense)

	Nine months ended September 30,
	2022	2021	$ Change	% Change
	(in thousands)
Other income (expense)	$22,983	$(61,253)	$84,236	(137.5)

Other income was $23.0 million for the nine months ended September 30, 2022 compared with other expenses of $61.3 million for the nine months ended September 30, 2021. The change in other income was primarily driven by the change in the fair value of warrants.

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

In connection with the consummation of the Business Combination (See Note 1 to our condensed consolidated financial statements for the nine months ended September 30, 2022 included elsewhere in this Quarterly Report on Form 10-Q for additional information), all amounts outstanding under the Financing Agreement were repaid and the Financing Agreement was terminated. As a result, we had no debt outstanding as of September 30, 2022 and December 31, 2021.

During the nine months ended September 30, 2022 and 2021, we incurred net losses of $27.6 million and $98.5 million, respectively. During the nine months ended September 30, 2022, our net cash used in operating activities and investing activities was $25.2 million and $11.3 million, respectively. During the nine months ended September 30, 2021, our net cash used in operating activities and investing activities was $29.4 million and $1.1 million, respectively. As of September 30, 2022, we had cash and cash equivalents and marketable securities of $71.8 million and an accumulated deficit of $676.0 million. We expect to incur additional losses and higher operating expenses for the foreseeable future. Our primary uses of cash are to fund our operations as we continue to grow our business. We will require a significant amount of cash for expenditures as we invest in ongoing research and development and the expansion of the TerraPoiNT network. Managing liquidity and our cash position is a priority of the Company. We continually work to optimize our expenses in light of the growth of our business, and adapt to changes in the economic environment. We believe that our cash and cash equivalents and marketable securities as of September 30, 2022 will be sufficient to meet our working capital and capital expenditure needs for the next 12 months. We believe we will meet longer term expected future cash requirements and obligations through a combination of our existing cash and cash equivalents balances and marketable securities, cash flows from operations, and issuance of equity securities or debt offerings. However, this determination is based upon internal projections and is subject to changes in market and business conditions.

Pandemic Impact

The full impact of the COVID-19 pandemic continues to evolve as of the date of this Quarterly Report on Form 10-Q. As such, it is not possible to determine the duration and scope of the pandemic, the scale and rate of economic recovery from the pandemic, supply chain disruptions, and labor availability and costs, or the impact of other indirect factors that may be attributable to the pandemic, and the extent to which these or other currently unanticipated consequences of the pandemic are reasonably likely to materially affect our results of operations. In addition, these direct and indirect factors can make it difficult to isolate and quantify the portion of our costs that are a direct result of inflation, the pandemic and costs arising from factors that may have been influenced by the pandemic, including increased wage rates and incentives resulting from constrained labor markets and global supply chain constraints. Management continues to actively monitor our financial condition, liquidity, operations, suppliers, industry and workforce. We expect these factors and their effects on our operations to continue through the remainder of 2022.

Macroeconomic factors

We are aware that network deployment projects are experiencing delays in schedules and potential cost increases due to a tight labor supply in the field services market.  While the impact of this supply constraint is not material to the Company's network projects at this time, we continue to carefully manage labor and materials supply matters.

Cash Flows

The following table summarizes our cash flows for the period indicated:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash (used in) operating activities	$(25,185)	$(29,429)
Net cash (used in) investing activities	(11,297)	(1,054)
Net cash provided by financing activities	44	18,469

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

Net cash used in operating activities during the nine months ended September 30, 2022 was $25.2 million, resulting primarily from a net loss of $27.6 million adjusted for non-cash charges of $20.6 million for stock-based compensation, $2.7 million for depreciation and amortization, and non-cash income of $23.2 million for change in the fair value of warrant liability. Additionally, there was a net increase in operating assets and liabilities of $2.2 million.

Net cash used in operating activities during the nine months ended September 30, 2021 was $29.4 million, resulting primarily from a net loss of $98.5 million, adjusted for non-cash charges of $61.2 million for change in the fair value of warrant liability, $5.5 million for contingent rent expense, $4.2 million for interest expense, $1.1 million for depreciation and amortization, $0.7 million for amortization of debt issuances costs, $1.0 million for stock-based compensation, and a decrease of $4.8 million in operating assets and liabilities.

Cash Flows from Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2022 was $11.3 million, representing additions to short term investment, equity method investments, property and equipment primarily related to the deployment of the Pinnacle and TerraPoiNT network and internal use software.

Net cash used in investing activities during the nine months ended September 30, 2021 was $1.1 million, representing additions to property, equipment and related installation costs primarily related to the deployment of the Pinnacle Network.

Cash Flows from Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2022 was $44 thousand, primarily reflecting cash proceeds from exercise of common stock options.

Net cash provided by financing activities during the nine months ended September 30, 2021 was $18.5 million, primarily reflecting borrowing from the Fortress Facility.

Critical Accounting Policies and Significant Management Estimates

For a discussion of our critical accounting policies and estimates, please refer to Item 7 under Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Form 10-K. There have been no material changes to the critical accounting policies and estimates as of September 30, 2022 as outlined in our 2021 Form 10-K, filed with the SEC on March 23, 2022.

Recently Issued and Adopted Accounting Standards

For information regarding new accounting pronouncements, and the impact of these pronouncements on our condensed consolidated financial statements, refer to Note 2 to our condensed consolidated financial statements for the three and nine months ended September 30, 2022 included elsewhere in this Quarterly Report on Form 10-Q.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2022.

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

Item 1A. Risk Factors

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021, as supplemented by the following updated risk factors.

We have and may in the future acquire other businesses, which could require significant management attention, disrupt our business, dilute stockholder value and harm our business, revenue and financial results.

As part of our business strategy, we have made and intend to make acquisitions. Our previous and future acquisitions may not achieve our goals, and we may not realize benefits from acquisitions we make in the future. Any integration process will require significant time and resources, and we may not be able to manage the process successfully. If we fail to successfully integrate acquisitions, or the personnel or technologies associated with those acquisitions, the business, revenue and financial results of the combined company could be harmed. Our acquisition strategy may change over time and future acquisitions we complete could be viewed negatively by our stockholders or other parties with whom we do business. We may not successfully evaluate or utilize the acquired technology and accurately forecast the financial impact of an acquisition, including accounting charges. We may also incur unanticipated liabilities that we assume as a result of acquiring companies. We may have to pay cash, incur debt or issue equity securities to pay for any such acquisition, each of which could affect our financial condition or the value of our securities. In the future, we may not be able to find suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms, if at all.

We rely, in part, on AT&T for distribution of our services to FirstNet® customers.

We entered into a services agreement with AT&T, that was to expire in October 2022, with no renewal terms.  On October 7, 2022, we amended the agreement, to extend it for an additional term of three months, expiring in January 2023.This AT&T agreement, as amended, continues our relationship in which AT&T purchases, markets and sells our services to its FirstNet® subscribers. We have no contractual right to require AT&T to continue its relationship with us, and AT&T may decide not to renew our services contract prior to the end of the extended term. If we are not able to secure a further renewal or extension of our services agreement with AT&T, our ability to sell or market products to FirstNet® and other public safety customers may be impacted, and our business, financial and results of operations may be harmed.

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

None.

(b) Use of Proceeds from Sale of Registered Equity Securities

None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The shares we repurchased in connection with the payment of minimum statutory withholding taxes due upon the vesting of certain restricted stock unit awards were repurchased at the then current fair market value of the shares. For the three months ended September 30, 2022, these shares consisted of the following:

	Total Number of Shares Purchased	Average Price Paid Per Share
July 1 - July 31, 2022	—	$—
August 1 - August 31, 2022	1,004	$3.17
September 1 - September 30, 2022	—	$—
Total	1,004

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Exhibit Number	Description
3.1*	Amended and Restated Certificate of Incorporation of NextNav Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed by NextNav Inc. on November 2, 2021).
3.2*	Bylaws of NextNav Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by NextNav Inc. on October 28, 2021).
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
10.1+	Share Transfer Agreement, dated October 28, 2022, by and among NextNav Inc. and the Sellers party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by NextNav Inc. on November 2, 2022).
32.1**	Certification of the Chief Executive Officer & Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed previously.

**	Furnished herewith.

+

Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K, and, in accordance with Item 601(b)(10)(iv) of Regulation S-K, certain provisions of the Agreement have been redacted. The Company will provide such omitted exhibits and schedules, or an unredacted copy of the exhibit, as the case may be, on a supplemental basis to the Securities and Exchange Commission or its staff upon request.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXTNAV INC.

Date: November 10, 2022	By:	/s/ Christian D. Gates
	Name:	Christian D. Gates
	Title:	Chief Financial Officer and Principal Financial Officer

Date: November 10, 2022	By:	/s/ Sammaad R. Shams
	Name:	Sammaad R. Shams
	Title:	Corporate Accounting Officer and Principal Accounting Officer

