Form 10-K
period 2022-12-31
NEXTNAV INC.
filed 2023-03-30
CIK 1865631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Registrant’s telephone number, including area code (800)775-0982

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	NN	The Nasdaq Capital Market
Warrants, each to purchase one share of Common Stock	NNAVW	The Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Smaller reporting company	☒
Accelerated filer	☐	Emerging growth company	☒
Non-accelerated filer	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to Section 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates of the registrant was $115,823,524 (based on the closing price of $2.27 per share as reported on the Nasdaq Capital Market as of that date).

There were 107,116,114 shares of the registrant’s common stock outstanding as of March 27, 2023.

Documents Incorporated by Reference

Portions of the registrant’s Definitive Proxy Statement relating to the 2023 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K.

NEXTNAV INC.

Annual Report on Form 10-K for the Fiscal Year ended December 31, 2022

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

The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements about:

1.	expectations regarding our strategies and future financial performance, including our future business plans or objectives, expected functionality of our geolocation services, anticipated timing and level of deployment of our services, anticipated demand and acceptance of our services, prospective performance and commercial opportunities and competitors, the timing of obtaining regulatory approvals, ability to finance our research and development activities, commercial partnership acquisition and retention, products and services, pricing, marketing plans, operating expenses, market trends, revenue, liquidity, cash flows and uses of cash, capital expenditures, and our ability to invest in growth initiatives;
2.	our ability to recognize the anticipated benefits of the Business Combination (as defined below), our ability to realize the anticipated technical and business benefits associated with the acquisition of Nestwave (as defined below), and any subsequent mergers, acquisitions, or other similar transactions, which may be affected by, among other things, competition, and the ability of the combined business to grow and manage growth profitably;
3.	factors relating to our future operations, projected capital resources and financial position, estimated revenue and losses, projected costs and capital expenditures, prospects and plans, including the potential increase in customers on our Pinnacle network, the expansion of our services in Japan through MetCom, and expectations about other international markets;
4.	projections of market growth and size, including the level of market acceptance for our services;
5.	our ability to adequately protect key intellectual property rights or proprietary technology;
6.	our ability to maintain our Location and Monitoring Service (“LMS”) licenses and obtain additional LMS licenses as necessary;
7.	our ability to maintain adequate operational financial resources or raise additional capital or generate sufficient cash flows, including the adequacy of our financial resources to meet our operational and working capital requirements for the 12-month period following the issuance of this report;
8.	our ability to develop and maintain effective internal controls;
9.	our success in recruiting and/or retaining officers, key employees or directors;
10.	expansion plans and opportunities;
11.	costs related to being a public company;
12.	our ability to maintain the listing of our securities on Nasdaq; and
13.	the outcome of any known and unknown litigation and regulatory proceedings.

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

ii

Risk Factors Summary

The following summarizes the principal factors that make an investment in us speculative or risky, all of which are more fully described in “Item 1A. Risk Factors” below. This summary should be read in conjunction with “Item 1A. Risk Factors” and should not be relied upon as an exhaustive summary of the material risks facing our business.

Risks Related to the Business and the Industry

●	We have incurred significant losses since inception. We expect to incur losses in the future and may not be able to achieve or maintain profitability, and may need to raise additional capital to maintain our operations in the future.

●	Unsettled conditions in the financial and capital markets may restrict our access to funds or cause our associated borrowing costs increase, which might adversely affect our operations.

●	Our limited operating history makes it difficult to evaluate our future prospects and the risks and challenges we may encounter.

●	Pinnacle z-axis is a new capability, and adoption may be delayed by our potential customers’ unfamiliarity with 3D position, a lack of ecosystem support (e.g., specific device sensors, 3D routing) and/or other factors.

●	Our business plan and, in turn, our ability to generate revenue, depends in large part on end users accessing our services through our customers’ platforms.

●	We face intense competition in our market, especially from competitors that offer their location services for free, which could make it difficult for us to acquire and retain customers and end users.

●	We are heavily reliant on third parties, including AT&T, Verizon and Amazon Web Services for a variety of our products and business operations, as well as on a limited number of key vendors for timely supply of components necessary for our offerings.

●	Our Pinnacle service in smartphones relies on the availability of barometric pressure measurements and 2D location being made available to us or our customers.

●	We may not be successful in the evolution of our TerraPoiNT technology to utilize LTE/5G signals, which will increase our costs and may increase the challenge of adopting our services.

●	Our hybrid architecture, which depends on the use of our transmitters and our ability to calibrate signals transmitted by third parties, is unproven, may not perform well and may cost significantly more than our initial estimates.

●	Our services’ full potential is contingent on our distribution partners’ and customers’ access to a variety of third-party platforms, which creates a number of uncertainties and potential risks.

●	Our services are available within defined network footprints, and if we are not able to deploy new infrastructure, we will not be able to expand our service area.

●	There is no guarantee that TerraPoiNT service will be sold to commercial or additional government users or achieve broad commercial support in the United States or internationally.

●

There is no guarantee that Federal and state government resilient PNT programs will result in procurements that result in the adoption of our services or revenue to us, and the process that may result in such adoption or revenue may be delayed.

●	Our solutions depend on the use of location by a wide range of applications. Related privacy concerns could damage our reputation and deter current and potential users from using our products and applications.

●	Natural or man-made disasters, including cyber security attacks or terrorist attacks could have an adverse effect on our business.

●	Actual or perceived disruptions of our information technology systems or data security incidents could have an adverse effect on our business.

iii

●	We may become subject to litigation arising out of any security breaches, which may adversely affect our business. Our insurance policies’ limits may not be sufficient to cover any related liabilities we may face.

●	We depend on the availability of personnel with the requisite level of technical expertise in the telecommunications industry, as well as on key members of our senior management team, and our performance could be adversely impacted if we fail to retain such key members and/or fair to find suitable replacements.

●	The failure to successfully obtain, maintain and enforce intellectual property rights and defend against challenges to our intellectual property rights could adversely affect us.

●	Strategic transactions involve significant risks and uncertainties that could adversely affect our business.

●	Our results could be adversely impacted as a result of increased inflation and supply chain pressures.

●	The effects of the COVID-19 pandemic could continue to have material adverse impacts on our business.

●	Military action in Ukraine, including the resulting geopolitical effects beyond Ukraine, may directly or indirectly increase our risks from supply chain, cybersecurity, foreign currency fluctuations, or other factors.

Risks Related to Legal and Regulatory Matters

●	Our business depends on access to radio spectrum to provide certain of our location services and access to such spectrum on a nationwide basis is not a certainty.

●	Our ability to fully utilize our hybrid TerraPoiNT system by leveraging LTE/5G signals to provide voice and data services unrelated to position location will require spectrum license modifications, which will require FCC approvals that are not a certainty.

●	Our FCC licenses authorize the use of radio frequencies that are shared with other radio services, which could result in harmful interference and impairment to our use of our licensed spectrum.

●	Our LMS licenses are subject to renewal and end-of-term build-out requirements maintained by the FCC and no certainty exists that we will be able to secure ongoing renewals or comply with such build-out requirements.

●	Our retention and use of our LMS licenses has been the subject of ongoing objections by third parties that could result in the revocation or non-renewal of our LMS licenses, and may impact our ability to modify our licenses.

●	A portion of our business plan targets government customers, which subjects us to risks, including early termination, audits, investigations, sanctions and penalties.

●	We and our service providers handle personal information, which creates legal obligations and may give rise to additional costs and liability.

●	We are subject to stringent U.S. export control and economic sanctions laws and regulations.

●	We are exposed to risks related to geopolitical and economic factors, laws and regulations and our international business subjects us to numerous risks associated with doing business globally.

Risks Related to our Common Stock

●	If we issue and sell additional shares of our Common Stock in the future, our existing stockholders will be diluted and our stock price could fall. Further, certain of our Warrants are exercisable, which could increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

●	Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

●	We have never paid dividends on our capital stock, and we do not anticipate paying any cash dividends in the foreseeable future.

iv

PART I

Item 1. Business.

Overview

We are the market leader in delivering next generation positioning, navigation and timing (“PNT”) solutions that overcome the limitations of existing space-based global positioning system (“GPS”). The impact of GPS on the U.S. economy is approaching $1 trillion annually, according to a NextNav extrapolation of our data from a National Institute of Standards and Technology (“NIST”) sponsored study conducted by RTI International (“RTI”), and the European Commission has estimated a similar impact on the economy of the European Union in its 2018 budget process. Based on the increasing reliance on PNT across many facets of the global economy, the world increasingly requires more accurate and resilient PNT capabilities. PNT resiliency has recently emerged as a priority of the U.S. Federal Government, including as a key cyber security vulnerability.  Higher performance will continue to expand the reach and value of PNT solutions, while resilience is essential to protect the vast economic activity that is reliant on GPS. We are targeting a global addressable market that is greater than $100 billion.

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

In early 2021, we launched the first element of our next generation GPS service through initial commercial launch of our nationwide Pinnacle network that was deployed in partnership with AT&T Services, Inc. (“AT&T”). The Pinnacle network provides “floor-level” altitude data to over 90% of commercial structures over three stories in the U.S. Pinnacle is being utilized by FirstNet® for public safety. We are currently providing service to Verizon Communications, Inc. ("Verizon") as a customer for enhanced 911 (“E911”) services, using our Pinnacle 911 solution.  Pinnacle has also been adopted by a growing number of public safety apps, commercial apps and app development platforms, including Unity Engine, CRG, GeoComm, Rapid Deploy, Central Square, NGA 911, Qualcomm, and the Unreal Engine. We believe that ramp up of customers using our existing Pinnacle network will support revenue growth over the coming year.

Our TerraPoiNT system is a terrestrial-based, encrypted network designed to overcome the limitations inherent in the space-based nature of GPS.  GPS is a faint, unencrypted signal, which is often unavailable indoors, distorted in urban areas and vulnerable to both jamming and spoofing. TerraPoiNT overcomes these limitations through a network of specialized wide area location transmitters that broadcast an encrypted PNT signal on our licensed 900 MHz LMS spectrum with a signal that is 100,000 times stronger than GPS. Unlike GPS, the TerraPoiNT signal can be reliably received indoors and in urban areas and is difficult to jam or spoof. Further, the TerraPoiNT signal embeds Pinnacle information to provide a full 3D solution. In addition, TerraPoiNT provides redundancy for GPS by offering positioning, navigation and NIST-traceable timing services independently. We believe that this backup capability is essential due to the economy’s reliance on GPS for location and precision timing. GPS redundancy is increasingly a U.S. national security priority, and is rising in priority in the European Union, non-EU countries in Eastern Europe and in other parts of the world due to both the demonstrated vulnerability and lack of local control of space-based signals and systems, highlighted by recent events in the Ukraine. Critical infrastructure, including communications networks and power grids, require a reliable GPS signal for accurate timing. A failure of GPS could be catastrophic, and there is no comprehensive, terrestrial backup that is widely deployed today. TerraPoiNT received the highest scores in testing by the U.S. Department of Transportation reported in 2021 regarding potential PNT backup solutions, in each category tested, and was the only solution evaluated capable of providing the full set of services provided by GPS.

As of March 2023, TerraPoiNT is deployed and available, with metro-wide service in the San Francisco Bay Area and select services available in 85 total markets nationally. It is also in use by the National Aeronautics and Space Administration (“NASA”) at its Langley Research Center in Hampton, VA for drone operations research and at its Ames facility in Mountain View, CA, leveraging our deployed network in the Bay Area.

On October 31, 2022, we acquired Nestwave, SAS, a French société par actions simplifiée (“Nestwave”), a privately held global leader in low-power geolocation. Based in Neuilly-sur-Seine, France, Nestwave provides advanced geolocation solutions to Internet of Things (“IoT”) modem and digital signal processor vendors and end IoT users. We believe that the combination of our technology with Nestwave’s LTE/5G capabilities will allow us to intelligently combine signals from existing terrestrial LTE/5G networks with our own highly synchronized TerraPoiNT system to deliver resilient 3D PNT capabilities with expanded geographic scale at significantly lower deployment costs than a standalone TerraPoiNT system.  We also expect the integration of the Nestwave technology to significantly improve the spectral efficiency of our transmissions and may allow downlink data capacity similar to other LTE/5G systems operating over similar spectrum bandwidth.  Nestwave is adopting NextNav’s name and has been substantially integrated into existing TerraPoiNT engineering and technology efforts.

We acquired Nestwave for an enterprise value of $18.0 million and gross consideration value of $19.3 million, consisting of $4.3 million in cash and $15.0 million in our common stock. The transaction resulted in the issuance of 4.0 million shares of our common stock upon close, and up to 1.1 million shares of common stock upon exercise of certain Nestwave employee options. All such shares are subject to a lock-up expiring on the first anniversary of transaction close.

Since the inception of NextNav, LLC in 2007, we have secured valuable Federal Communications Commission (“FCC”) licenses for a contiguous 8 MHz band of 900 MHz LMS spectrum covering approximately 93% of the U.S. population, been granted more than 150 patents related to our systems and services, and standardized our TerraPoiNT technology in 3GPP, the global telecommunications standards-setting body.

We believe our unique approach to PNT, relying on terrestrial infrastructure deployed at existing wireless tower or antenna locations, provides an unrivaled quality-of-service and would be difficult to replicate.

Our Strategy

Domestically, we operate primarily as a facilities-based service provider. Our target customers include businesses, including applications developers, and adjacent businesses selling PNT products and systems to end users, and Federal, state and local governmental entities. We deploy sensor and broadcast network capabilities, and licenses access to our customers for the data generated by our networks. Internationally, we provide equipment, software and services to our customers to enable them to partner in the operation of our systems in their home markets. The key elements of our strategy include:

●	Establish TerraPoiNT as the leader in resilient PNT. We anticipate that the expanded availability of our TerraPoiNT system will provide enhanced value to existing customers and open new verticals. We have entered into agreements related to the commercialization of TerraPoiNT in the burgeoning urban air mobility space, and are working with the U.S. Department of Transportation, U.S. Department of Homeland Security and the U.S. Congress to assess the suitability of TerraPoiNT as a national backup capability to GPS. Redundancy to space-based PNT systems is rising in priority in the European Union, non-EU countries in Eastern Europe and in other parts of the world due to both the demonstrated vulnerability and lack of local control of space-based signals and systems, highlighted by recent events in the Ukraine. We also anticipate enterprise, IOT and critical infrastructure customers for TerraPoiNT, especially those that require either timing or dynamic navigation capabilities, or reliable urban and indoor reception of its signal. This includes industries such as transportation and telecommunications, which rely on position, navigation and timing to provide service and sectors such as the electrical grid which require timing — nearly every segment of the U.S. economy, most of which rely on GPS or GPS-derived services in one form or another.

●

Optimize the Full Value of our Spectrum, including maximizing Spectral Efficiency and Throughput of Our Spectrum.We anticipate adopting 4G LTE and 5G technologies as a core element of our TerraPoiNT PNT offering, including through the integration of technologies acquired from Nestwave.  We believe that this will improve the data carrying capacity of our spectrum without impacting our core PNT services, which will allow us to expand our service offering and the potential uses for our spectrum.

2

●

Expand our Global Reach. In pursuit of our vision for our services to form the standard for global PNT, we have commenced distribution of our services outside of the United States. We are focused on working with partners that can bring local scale as well as access to local authorities responsible for spectrum allocation and national critical infrastructure. Our joint venture in Japan, MetCom, backed by Sony and Kyocera, is emblematic of this approach. MetCom has access to significant local facilities to host our Pinnacle and TerraPoiNT infrastructure and has secured initial access to the required spectrum resources from the Japanese government for TerraPoiNT operations. Pinnacle was launched in November 2022 in Japan and we anticipate expanded geographic coverage in 2023. Following the launch of service in Japan, and our successful operations in the U.S., we anticipate interest from other international markets in the future.

●	Ensure 3D Location is Market Standard. Our PNT services offer improved accuracy, resiliency and service availability compared to GPS-based services. We have developed our services to be easily integrated into applications, and sold to end users either as part of a standalone application or for intermediate services used as part of a system or application (e.g., software development kits (“SDK”) based products for mass-market apps or the NASA drone system used as part of their aircraft systems). Our pricing plans are designed to encourage usage and adoption, and are tailored to the use case and business operations of our customers. Given the increasing importance of geolocation services to society and economy, we believe that our offerings should become the new standard in geolocation.

●	Enable a Suite of Complementary Products. As the first to market with a scalable 3D location service, we provide or partner with companies to deliver products and services that are adjacent to our basic location service. Our first product supporting 3D location is our altimeter software bundled with our SDK that enables a quick reference to a user’s relative height. We anticipate building additional tools and capabilities to improve access and usability to application developers to both accelerate adoption and the use of full 3D location.

●	Enhance Adoption, Distribution and Scale with Strategic Partners. We launched our services after securing our strategic agreement with AT&T to deploy the Pinnacle altitude network and to begin offering services to public safety customers. This relationship provided us with a platform to offer a nationwide service capability and to deliver a crucial situational awareness capability to public safety customers as part of AT&T’s FirstNet® operations. Our public safety presence is supported by our own marketing, awareness built through AT&T’s marketing campaigns and its presence on the FirstNet® API Catalog.

●	Expand the use of our service for E911 in the U.S. In October 2021, we entered into an agreement with Qualcomm to make our Pinnacle software and services available with the Qualcomm Location Suite, which will make it easier for device vendors to integrate vertical location capabilities into existing carrier E911 infrastructure. We are currently providing service to Verizon as a customer for E911 services, using our Pinnacle 911 solution for its customers, and the first device (in partnership with Sonim Technologies Inc.) leveraging this technology became available in December 2022. We believe that our service may be attractive to other wireless carriers based on our high performance, system availability and FCC requirements for wireless carriers to provide accurate vertical location to first responders during E911 calls.

Industry Background

PNT services are used in nearly every facet of our economy. Cellular and electrical distribution systems depend on GPS-based timing, the mobile app economy relies on location to create innovative services and to drive data and advertising revenue, and public safety and E911 saves lives every day with the use of location services.

GPS has powered the global economy for nearly 40 years. Without high-precision timing from GPS, cellular systems would quickly fail and the distribution of electricity would be impacted, while GPS-based location powers everything from aviation and wireless 911 location to the mobile app economy. Based on research performed for NIST by RTI in 2019, for example, GPS alone is calculated to have provided nearly $1.4 trillion to the U.S. economy between 1984 and 2017, with nearly a quarter of that value, exceeding $300 billion, delivered in the last year of their analysis. Applying the average 2015-2017 growth rate from the NIST RTI analysis implies that the 2021 domestic value provided by GPS was approximately $700 billion and the 2023 value is expected to be approximately $1.1 trillion. This is consistent with analysis performed by the European Commission, which estimated the contribution of global navigation satellite services (“GNSS”) in the European Union was approximately EUR 1.2 trillion in 2018.

GPS and GNSS services have inherent limitations due to their faint signal and the geometry of the orbital satellites especially near the Earth’s surface. This results in poor performance, especially in urban environments, indoors, and other locations where precise altitude determination is essential. The increasing demand for location services has resulted in the development of a number of supplements and alternatives to traditional GPS.

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

We have divided the broad application of our services into five major verticals:

1)	mission critical public safety and E911;

2)	mass market, mobile apps, and data analytics;

3)	eVTOLs, UAVs and autonomous vehicles;

4)	IOT critical infrastructure and resilient PNT; and

5)	global expansion.

Mission Critical Public Safety and E911

Our solutions provide valuable services in the public safety market. Our Pinnacle service is currently being used by first responders enabling them to more accurately locate a user with our 3D location services. The launch of our service for E911 callers with Verizon provides more accurate information to first responders about callers’ locations during a wireless 911 call. When TerraPoiNT becomes broadly available, it is expected to provide significant additional value to first responders.

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

The FCC’s rules require wireless carriers to provide altitude information along with horizontal location information with E911 calls in urban markets, with this requirement expanding to a nationwide basis in 2025. We have the opportunity to sell our services to wireless carriers to satisfy their regulatory obligations, improve the safety of their customers, and offer certain related services to Public Safety Answering Points to enhance the usability of E911 location services directly and in partnership with other service providers.

Mass Market, Mobile Apps, and Data Analytics

The mobile app economy relies on the availability of location data for direct services to consumers, emerging augmented reality applications and for advertising, marketing and analytics-driven monetization. Mobile advertising in the United States alone is projected by eMarketer to reach nearly $257 billion by 2026, from approximately $170 billion in 2022, and according to customer discussions approximately 40% of ad inventory is location-enabled.

Mobile Ad Spending

Source: eMarketer, “Mobile Ad Spending, US 2022-2026,” October 2022

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

Aggregated data gathered from mass-market applications is also utilized for analytics, including foot-traffic and related analysis. Based on customer interactions and internal analysis, we believe that the total addressable market value of location-enabled analytics data and reports exceeds $6 billion.

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

Pinnacle

Pinnacle is our z-axis service, a dedicated vertical positioning network to cover entire metropolitan areas. Pinnacle provides devices equipped with a barometric pressure sensor with the highest quality wide-area altitude service available in the U.S. market today based on a CTIA/FCC “911 Location Test Bed, LLC Report on Stage Z” from 2018. Our service is now available in the top 105 major U.S. markets, which include over 4,400 cities and over 90% of commercial buildings that exceed three stories. In November 2022, Pinnacle service was launched by MetCom in Japan, and we anticipate MetCom will expand their service area in 2023.

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

In order to expand access to and use of our Pinnacle services, we work closely with sensor vendors to provide input on key sensor performance factors necessary to produce optimal Pinnacle services. We also recently launched the NextNav Certified™ program. The NextNav Certified™ program allows pressure sensor vendors to perform a set of tests monitored by us. If a vendor meets the criteria for performance while adhering to the test procedures, the vendor can display the NextNav badge on its website and use the endorsement in its marketing to device vendors. Bosch Sensortec, InvenSense Goertek and ST Microelectronics currently offer NextNav Certified™ sensors.

TerraPoiNT

TerraPoiNT is our full 3D PNT system, standardized in the global telecommunications standards group, 3GPP Release 13 as Metropolitan Beacon System (“MBS”). The current technical specification for the standard MBS signal, or Interface Control Document, can be downloaded from ATIS, the North American affiliate to 3GPP. We are in the process of evolving our transmission and this technical specification, subject to the successful integration of technologies acquired from Nestwave.  We license elements of our receiver technology to third-party chipset providers and device vendors, typically with no per device royalty, to enable the reception of our signal on their devices.

Positioning, navigation and timing are the core services provided by GPS, and TerraPoiNT can be thought of as a land-based GPS satellite constellation, but with the broadcast transmitters, which we call “beacons.” In the United States, this service operates on 8 MHz of contiguous LMS spectrum licensed to us in the 900 MHz band, and covering approximately 93% of the U.S. population (see “Radio Spectrum” for more information about these licenses). We have deployed a wide area, commercial grade TerraPoiNT network in 2 markets in the San Francisco Bay Area and in smaller networks in 83 additional markets throughout the U.S. We are also conducting a pilot program with our joint venture partner MetCom in Japan to support a possible spectrum allocation.

The key elements of the TerraPoiNT service are:

●	TerraPoiNT beacons and signal measurement units, which include high-precision timing and synchronization capabilities, designed, manufactured in the United States, deployed and operated by us;

●	Devices equipped to receive the TerraPoiNT signal, which include an appropriately-designed chip and 900 MHz radio elements; and

●	Cloud services platform, which in the case of TerraPoiNT services provides high quality positioning, timing calibration of third party signals, network management and service access functions to certain types of devices.

The TerraPoiNT beacons each include a high-precision atomic clocking source, and the ability to synchronize locally with nearby beacons by sharing their timing signals. The beacon network is also synchronized to Coordinated Universal Time, the global time standard broadcast by GPS and other NIST-traceable sources.

This architecture is naturally resilient to service disruption and significantly more resistant to jamming than GPS. If GPS is disrupted, or completely eliminated, a TerraPoiNT transmitter continues to operate and provide similar service within the TerraPoiNT service area. If one TerraPoiNT beacon is disrupted, service continues from other nearby beacons. Thus, there is both local and national resilience embedded in the basic system design. By operating terrestrially in the 900 MHz LMS band, the TerraPoiNT signal is approximately 100,000 times stronger than GPS, and thus is significantly more difficult to disrupt.

TerraPoiNT was initially designed for maximum compatibility with GPS and other GNSS receivers, previously demonstrated by Broadcom on a version of their 4775 platform and GCT’s GDM7243i.  We expect TerraPoiNT's signal waveform to evolve to be compatible with standard LTE/5G receivers.  This evolution will enable the TerraPoiNT signal to be processed by the hardware used to process LTE and 5G signals. Separately, hybrid operation of our system will allow us to rely in part on third party cellular signals that have been calibrated by our network. We anticipate that such a signal evolution would increase our spectral efficiency significantly, allowing us to offer a data capacity equivalent to other LTE/5G signals for the same bandwidth. This increased data transmission capacity could be used, subject to FCC approval, to provide other types of LTE/5G-based two-way voice and data transmission services while maintaining our PNT capabilities.

The expansion of the TerraPoiNT network build-out will require significant investment, however, compared to prior estimates, we believe that the hybrid operation of our network will require significantly less capital than that required by our historical network architecture. Once it is fully built-out, we expect to incur minimal ongoing maintenance capital expenditures to maintain the network. As a result, our business model provides significant operating leverage as the business scales due to low variable costs to adding incremental network traffic.

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

Network Operations

We operate two separate and distinct networks. The Pinnacle network is primarily operated in partnership with AT&T. The Pinnacle altitude stations are co-located at AT&T wireless sites and take advantage of the power systems, including battery backup and generators, at the AT&T sites. We monitor the Pinnacle network health through our network operations center (“NOC”) and work with AT&T to resolve any issues that may arise. Connectivity among the Pinnacle altitude stations, our cloud service platform, and our NOC are enabled through wireless connections, currently provided by AT&T.

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

In 2019, we entered into an equipment hosting agreement with AT&T that has a seven-year term (subject to earlier termination after three years in certain circumstances), expiring in October 2026. Under the terms of the equipment hosting agreement, AT&T is providing all site related services during AT&T’s continued use of the service.  However, if AT&T ceases to use our services after the first three years (i.e. October 2022), then we may terminate the equipment hosting agreement or if we are not in breach of the agreement we may continue the agreement for the remainder of the term and we will have to pay for power and, LTE connectivity and incremental lease costs incurred by AT&T to host the equipment, if any. Our services agreement with AT&T for distribution of our services to FirstNet® customers, which was scheduled to expire in October 2022, has been extended to January 7, 2024.

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

While various competitors may provide individual elements such as altitude, or timing-only capability, we believe that we provide the only solutions addressing full customer requirements around positioning, navigation and timing. Our solutions are consistently accurate in nearly all environments and conditions. We are well-positioned to compete in our industry based on our core competencies and on the following competitive strengths:

●	Physical altitude network that covers over 4,400 U.S. cities and towns and 90% of all commercial building in excess of three stories

●	Unique nationwide spectrum asset of 8MHz of contiguous, 900MHz LMS spectrum, covering 93% of the U.S. population and representing 2.4 billion MHz-PoPs

●	Technological innovation

●	Highest performing GPS backup solution provider as determined by Department of Transportation

●	Global IP portfolio of more than 150 patents that covers the core technology, network design and services capability

●	Visionary and experienced management team

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

As of December 31, 2022, we had approximately 153 issued patents domestically and internationally, which includes approximately 104 issued patents in the US. In addition, we had approximately 87 pending patent applications, which includes approximately 38 pending patent applications in the U.S.

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

Research and Development

We have significant in-house capabilities in the engineering and development of location-based technology. The services that we provide are largely based on designs and technologies developed by us for our use, some of which we subsequently standardized. We invest significant resources into research and development programs because we believe our ability to maintain and extend our market share depends, in part, on our continuous innovations. These innovations offer a unique value proposition for our customers and differentiate us from our competitors. Our research and development team, which consists of 73 employees, is responsible for the development of both the Pinnacle and TerraPoiNT solutions. Our research and development team consists of talented engineers, scientists, and professionals who have been pioneers in location-based services. Our primary areas of focus in research and development include, but are not limited to:

●	Radiolocation position and navigation technologies;

●	Precision timing and time distribution;

●	Hybrid positioning and timing systems;

●	Altitude determination, including barometric altitude determination; and

●	Location verification techniques, including techniques to mitigate spoofing.

Human Capital

We pride ourselves on the quality of our world-class team and seek to hire employees dedicated to our strategic mission. Our employees typically have significant experience working with location systems. As of December 31, 2022, we employed 106 full-time employees, the majority in our headquarters in McLean, Virginia and in our facility in Sunnyvale, California. Of our employee base, 45 employees are located outside the U.S. – two in Canada, 25 in India, and 18 in France. Over 73 of our employees are engaged in research and development and related functions, and more than half of these employees hold advanced engineering and scientific degrees, including many from the world’s top universities.

To date, we have not experienced any work stoppages and consider our relationship with our employees to be good. None of our employees are either represented by a labor union or subject to a collective bargaining agreement.

Facilities

We maintain a distributed workforce with facilities in McLean, Virginia, Sunnyvale, California, Neuilly-sur-Seine, France,  Noida, India and Bangalore, India. Our principle executive office is in McLean, Virginia. Our corporate offices in Virginia include finance, regulatory and network deployment functions, while our California facility hosts our technology development functions, among other functions. Our French and Indian locations house a mix of employees and contractors focused on software development and research and development functions. We may add additional facilities in other locations in the future.

Regulatory

There are government regulations pertaining to our operation, use, and export of our vertical location and PNT solutions, some of which are currently applicable to us and others that will become applicable to us as we expand our operations. As we expand service to additional countries and regions, we will become subject to additional governmental approvals and regulations.

Radio Spectrum

Certain of our services rely on the use of radio communications spectrum, which is regulated in the United States and in most other countries. In the United States, spectrum access is licensed and regulated by the FCC. We hold radio licenses issued by the FCC that authorize the use of 8 MHz of contiguous spectrum in the 900 MHz band covering approximately 93% of the population in the United States. These licenses and the FCC rules impose obligations on us regarding the use of this spectrum, including power and operational limits, spectrum sharing and interference restrictions, build out and usage requirements, and a license renewal obligation. We must comply with these requirements in order to retain access and use of its spectrum resources.

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

Business Combination

On October 28, 2021 (the “Closing Date”), we consummated business combination pursuant to the terms of the Agreement and Plan of Merger, dated as of June 9, 2021, by and among us, Spartacus Acquisition Corporation, a Delaware special purpose acquisition company (“Spartacus”), NextNav Holdings, LLC, a Delaware limited liability company (“Holdings”) and the other parties thereto (the “Business Combination”). As a result of the Business Combination, certain blocker entities formed by Holdings equity holders, Holdings and the various operating subsidiaries of Holdings became our wholly owned subsidiaries, with the equity holders of each of such blocker entities and Holdings and Spartacus’ stockholders becoming our stockholders. In connection with the Business Combination, we changed our name to NextNav Inc. and the Nasdaq ticker symbols for our Common Stock and warrants to “NN” and “NNAVW,” respectively.

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

Risks Related to the Business and the Industry

We have incurred significant losses since inception. We expect to incur losses in the future, may not be able to achieve or maintain profitability, and may need to raise additional capital to maintain our operations in the future.

We have incurred significant losses since inception and until the second quarter of 2021 had not widely commercially sold our solutions. For the years ended December 31, 2022, 2021 and 2020, we incurred net losses of $40.1 million, $144.7 million and $137.3 million, respectively. Furthermore, any expansion of our TerraPoiNT services will result in increased operating costs. As a result, our losses are expected to continue and we may not achieve profitability when expected, or at all. Even if we do, we may not be able to maintain or increase profitability.

Since becoming a public company, our operating expenses have increased, and we expect our operating expenses to continue to increase over the next several years as we scale our operations, increase research and development efforts relating to new offerings and technologies, hire more employees, and operate as a public company. These efforts may be more costly than we expect and may not result in meaningful revenue or growth in our business. Any failure to initiate and increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow. If our future growth and operating performance fail to meet investor or analyst expectations, or if we have future negative cash flow or losses resulting from expanding our operations, this could have a material adverse effect on our business, financial condition and results of operations.

We believe that our cash and cash equivalents and marketable securities as of March 30, 2023 will be sufficient to meet our working capital and capital expenditure needs, including all contractual commitments, for the next 12 months. We expect to meet longer term expected future cash requirements and obligations through a combination of cash flows from operations and issuance of equity securities or debt offerings. However, this determination is based upon internal projections of operating cash flows and is subject to changes in market and business conditions. Our ability to obtain debt financing and/or issue equity securities on acceptable terms, or at all, will depend on, among other things, our financial performance and credit ratings, general economic factors, including inflation and then-current interest rates, the condition of the credit and capital markets and other events, some of which may be beyond our control.

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

There is ongoing volatility in the financial and capital markets. If our access to capital is restricted or associated borrowing costs increase as a result of developments in financial markets, our operations and financial condition could be adversely impacted.

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

Pinnacle z-axis is a new capability, and adoption may be delayed by our potential customers’ unfamiliarity with 3D position, a lack of ecosystem support (e.g., specific device sensors, 3D routing) and/or other factors.

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

We may not be successful in the evolution of our TerraPoiNT technology to utilize LTE/5G signals, which will increase our costs and may increase the challenge of adopting our services.

We are currently evolving our core technology from one reliant on a transmission that was designed to be technically compatible with GPS and GNSS receivers to one that is designed to be technically compatible with LTE/5G receivers. This carries risks related to the technical performance of this transmission.  If the technical performance of the LTE/5G transmission is not similar to the technical performance of our legacy technologies, then the market for our services may be diminished.  Finally, while we intend our signal to be compatible with LTE/5G receivers, we may not be successful at integrating our service into commercial LTE/5G receivers, which would significantly reduce the market for our services.

Our hybrid architecture, which depends on the use of our transmitters and our ability to calibrate signals transmitted by third parties, is unproven, may not perform well and may cost significantly more than our initial estimates.

We are currently planning to provide our resilient PNT service through a “hybrid” architecture that relies in part on our signal (whether compatible with GPS/GNSS or LTE/5G), and in part on signals radiated by cellular operators and other third parties that are calibrated by us.  If we are not able to calibrate the signals radiated by cellular operators and other third parties, then the performance of our hybrid system may not be sufficient to meet customer requirements, and the market for our services may be diminished.  Our hybrid architecture may also not result in the cost savings estimated by us, which would substantially increase our future capital and operating expenditures.

We face intense competition in our market, especially from competitors that offer their location services for free, which could make it difficult for us to acquire and retain customers and end users.

The market for development, distribution and sale of location services is highly competitive. Many of our competitors have strong name recognition, sizable customer bases and significantly greater financial, technical, marketing, public relations, sales, distribution and other resources than we do. These competitors often offer competing services for free and have the financial capabilities to continue to improve upon their location services offering without charging a fee. Certain of our competitors are already vying for market share in the 3D location space through their participation in a federal regulatory proceeding involving the FCC in which wireless carriers are being required to enter into relationships with 3D location vendors in order to enable accurate 3D location information to be conveyed to E911 emergency dispatchers with each wireless call made to E911 emergency services. In June of 2022, the CTIA, a trade association representing the wireless communications industry in the United States, filed a statement with the FCC that solutions provided by these competitors meet these FCC requirements. If the FCC accepts this statement, then the market for our services for E911 may be reduced. Also, although our services currently offer an improved functionality over the services offered for free, there is no certainty that we will be able to achieve broad market appeal for our 3D location services. In addition, there is no guarantee that our services will be as reliable and with the same geographic coverage as the currently available geolocation services, which may impact our ability to attract customers to utilize our products over the free services offered by our competitors. The performance of our services may vary based on ambient conditions, both physical and environmental which may impact the timing and location accuracy of the system. If our services are not meaningfully superior to those available at lower or no cost, we may have difficulty selling our services, achieving widespread adoption of our services and our business, financial position and results of operations may be harmed.

We face competition from multiple sources.

Our services compete against: (i) other satellite and terrestrial based location technology offerings, such as GPS, Observed Time Difference of Arrival and terrestrial beacons; (ii) other providers of WiFi and cell-based positioning, such as Google, Apple, Polaris and Skyhook; (iii) venue-based solutions such as Bluetooth Low Energy; and (iv) other in-house developed location solutions. In the smartphone location provider market, because Apple and Google control a large percentage of the market share for smartphone operating systems, already provide their services on a nationwide basis, and both offer location provider services free as part of the iOS and Android markets, we are constrained in the distribution and monetization of our services in that market. As noted above, those vendors that secure access to wireless handsets for their 3D location services may be able to leverage a significant competitive advantage over other location service vendors. There are also a number of new location technologies in development that may further increase competition to support location capabilities in various wireless devices (such as Internet of Things) and which may require us to meet more stringent accuracy standards.

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

We entered into a services agreement with AT&T that was to expire in October 2022, with no renewal terms.  We amended the agreement by extending it until January 7, 2024. This AT&T agreement, as amended, continues our relationship in which AT&T purchases, markets and sells our services to its FirstNet® subscribers. We have no contractual right to require AT&T to continue its relationship with us, and AT&T may decide not to renew our services contract prior to the end of the extended term. If we are not able to secure a further renewal or extension of our services agreement with AT&T, our ability to sell or market products to FirstNet® and other public safety customers may be impacted, and our business, financial and results of operations may be harmed.

Our services may not be adopted by additional wireless carriers for E911.

We have expended significant resources developing, testing and licensing software and solutions targeted towards E911 services, the primary customers for which are wireless carriers. Certain of these wireless carriers were the subject of an enforcement action by the FCC regarding their lack of compliance with rules requiring the provision of vertical location services in the top 25 cellular market areas (“CMAs”) by April 3, 2021. On June 3, 2021, the FCC adopted consent decrees with each of the named wireless carriers that effectively provided an extension of one year to the April 3, 2021 compliance date in the top 25 CMAs, but also required the carriers to begin delivering any z-axis information that was available to them and to provide interim reports on their ongoing testing and deployment efforts. While we are currently providing service to Verizon as a customer for E911 services, our ability to sell our Pinnacle service to additional wireless carriers for E911, a service we believe to exceed the current FCC accuracy requirement, is dependent upon the willingness of these carriers to use our service to comply with the FCC mandate.  This willingness was impacted by the FCC’s one year extension and may continue to be impacted by the development and testing of competing solutions to our technology. In June of 2022, the CTIA filed a statement with the FCC that solutions provided by certain competitors meet these FCC requirements. If the FCC accepts this statement, then the market for our services for E911 may be reduced.

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

Mass-market adoption of our TerraPoiNT service will require integration into devices, which may require both hardware and software upgrades.

Our TerraPoiNT service is currently available with specialized devices. Mass-market adoption of our TerraPoiNT service will require integration into devices, which requires upgrades of both hardware and software. The U.S. market for smartphones, smartphone components, and software is highly concentrated. Our ability to integrate our service into these devices is highly dependent upon: (i) the availability of mass-market TerraPoiNT processors; (ii) the integration of such processors, and associated radio components or designs, into smartphones; and (iii) the integration of our access control and service delivery software. Key manufacturers of devices and chipsets may be unwilling to integrate TerraPoiNT processors and required components into their devices. Further, even if we are able to secure agreements with these leading manufacturers, the terms under which such integrations may occur may not be favorable to us.

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

There is no guarantee that TerraPoiNT service will be sold to commercial users, additional government users, or achieve broad commercial support in the United States or internationally.

Our TerraPoiNT services have not been implemented for broad commercial use and there is no guarantee that TerraPoiNT services will be widely adopted. Further, there is no certainty that one of our competitors will not develop and commercialize a different solution in the meantime supplanting our market. In addition, our ability to sell TerraPoiNT service may be impacted by political or technological preferences. Foreign countries, especially those with significant resources, may prefer solutions that originated in their country or region, which may limit our global growth potential. There is no certainty that our agreements and/or pending discussions with international strategic partners will result in operational systems, from which we derive revenue or other economics, in other countries. If we are unable to sell TerraPoiNT commercially, to additional government users, or to an international market, this will have a negative impact on our business.

There is no guarantee that Federal and state government resilient PNT programs will result in procurements that result in the adoption of our services or revenue to us, and the process that may result in such adoption or revenue may be delayed.

We have expended significant resources to successfully market our resilient PNT services to the U.S. Federal and state governments. While the U.S. Congress has allocated financial resources for the purchase of resilient PNT systems, and Executive Order 13905 requires Federal agencies to consider resiliency requirements when procuring PNT systems, there is no guarantee that our resilient PNT system will be purchased by any Federal or state government entities.  Further, government procurement cycles can be extended pending Congressional, regulatory, procurement process or other actions, and any market for our services that emerges in this sector may not generate revenue for an extended period of time, if at all.

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

We maintain insurance policies to cover certain losses relating to our information technology systems, but there is no certainty that our policy limits will be sufficient to cover all liabilities that we may face as the result of security incident and there is no assurance that we will be able to maintain our current policies or secure new policies in the future.

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

In March 2020, the World Health Organization declared COVID-19 a pandemic. For more than three years, the COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, and created significant volatility and disruption in the financial and capital markets. Given the continued unpredictability pertaining to the COVID-19 pandemic and the corresponding government restrictions and customer behavior, the impact on our business continues to be uncertain and depends on a number of evolving factors that we may not be able to predict or effectively respond to.

The ongoing COVID-19 pandemic has had, and could continue to have, a delaying effect on our services, our customers and service adoption. We have experienced delays in complying with the build-out requirements imposed by the FCC with respect to our LMS licenses due to distribution delays related to the COVID-19 pandemic. The COVID-19 pandemic could limit the ability of suppliers and business partners to perform, including third-party suppliers’ ability to provide components and materials. We may also continue to experience an increase in the cost of raw materials. Further, any resurgence of COVID-19 may slow down our customer adoption and expansion of the TerraPoiNT network.

The full impact of the COVID-19 pandemic continues to evolve as of the date of this Annual Report on Form 10-K. As such, it is not possible to determine the duration and scope of the pandemic, the scale and rate of economic recovery from the pandemic, supply chain disruptions, and labor availability and costs,  ongoing volatility in the financial and capital markets that may impact our access to capital or increase borrowing costs, or the impact of other indirect factors that may be attributable to the pandemic, and the extent to which these or other currently unanticipated consequences of the pandemic are reasonably likely to materially affect our results of operations. In addition, these direct and indirect factors can make it difficult to isolate and quantify the portion of our costs that are a direct result of inflation, the pandemic and costs arising from factors that may have been influenced by the pandemic, including increased wage rates and incentives resulting from constrained labor markets and global supply chain constraints. Management continues to actively monitor our financial condition, liquidity, operations, suppliers, industry and workforce. We expect these factors and their effects on our operations to continue through the remainder of 2023.

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

Strategic transactions, including mergers, acquisitions and divestitures, involve significant risks and uncertainties that could adversely affect our business, financial condition, results of operations, cash flows and equity.

Our acquisition of Nestwave SAS, and any strategic mergers, acquisitions and divestitures we may make in the future present significant risks and uncertainties that could adversely affect our business, financial condition, results of operations, cash flows and equity, which include:

●

Difficulty in identifying and evaluating potential mergers and acquisitions, including the risk that our due diligence does not identify or fully assess valuation issues, potential liabilities or other merger or acquisition risks;

●

Difficulty, delays and expense in integrating newly merged or acquired businesses and operations, including combining product and service offerings, and in entering into new markets in which we are not experienced, in an efficient and cost-effective manner while maintaining adequate standards, controls and procedures, and the risk that we encounter significant unanticipated costs or other problems associated with integration;

●	Differences in business backgrounds, corporate cultures and management philosophies that may delay successful integration;

●	Difficulty, delays and expense in consolidating and rationalizing IT infrastructure, which may include multiple legacy systems from various mergers and acquisitions and integrating software code;

●	Challenges in achieving strategic objectives, cost savings and other expected benefits;

●	Risk that our markets do not evolve as anticipated and that the strategic mergers, acquisitions and divestitures do not prove to be those needed to be successful in those markets;

●

Risk that we assume or retain, or that companies we have merged with or acquired have assumed or retained or otherwise become subject to, significant liabilities that exceed the limitations of any applicable indemnification provisions or the financial resources of any indemnifying parties;

●	Risk that indemnification related to businesses divested or spun off that we may be required to provide or otherwise bear may be significant and could negatively impact our business;

●

Risk that mergers, acquisitions, divestitures, spin offs and other strategic transactions fail to qualify for the intended tax treatment for U.S. Federal income tax purposes and the possibility that the full tax benefits anticipated to result from such transactions may not be realized;

●

Risk that we are not able to complete strategic divestitures on satisfactory terms and conditions, including non-competition arrangements applicable to certain of our business lines, or within expected timeframes;

●	Potential loss of key employees or customers of the businesses merged with or acquired or to be divested; and

●	Risk of diverting the attention of senior management from our existing operations.

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

We currently do not hold any rights to use licensed spectrum resources outside the U.S. The rules for securing access to spectrum rights vary in each country. Further, different portions of the radio frequency band, including the 902-928 MHz band, are used for different purposes in different countries and regions. Therefore, no certainty exists that suitable spectrum resources can be identified or secured in international locations where we would seek to expand our business. In those countries where suitable spectrum resources may be available, spectrum licenses are often distributed through an auction or tender process, meaning we would have to compete with other applicants for access to spectrum rights, the success of which cannot be assured.

Even if we are able to convert our signal transmissions to an LTE/5G wave form, the FCC may not permit us to realize all of the benefits of our hybrid LTE/5G architecture, including the transmission of high-throughput non-PNT-related voice and data.

One of the significant benefits of converting our spectrum transmissions to an LTE/5G waveform would be a substantial increase in the data transmission capacity of our network, thus facilitating the carriage of non-PNT-related two-way voice and data services.  The FCC’s rules already permit us to use our 8 MHz of LMS spectrum for the carriage of two-way voice and data services, but these communications must be related to our PNT services and must be transmitted primarily to and from vehicles and the occupants of those vehicles. Further, the voice and data communications are not permitted to be interconnected in real time with the public switched network unless a store and forward technology is used. Therefore, to maximize the benefit of a conversion to an LTE/5G waveform, assuming the conversion is successful, we will need to request flexibility from the FCC permitting us to use our spectrum for additional non-PNT-related services in addition to our PNT offerings. This approval could include the removal of the restrictions on the types of two-way voice and data transmissions provided using the network, the types of end user devices that primarily send and receive the two-way voice and data communications, and the ability to interconnect in real time with the public switched network.  Any such proposal could face substantial opposition from our competitors and other users of the 902-928 MHz band, and there is no certainty that the FCC will provide us this flexibility or the extent of the flexibility that is provided.

Our FCC licenses authorize the use of radio frequencies that are shared with other radio services, which could result in harmful interference and impairment to our use of our licensed spectrum.

Our LMS licenses authorize us to use the upper portion of the 902-928 MHz band. This spectrum is a shared frequency band that is used for a number of purposes both by individuals, businesses and the federal government. Other services that are authorized to use these frequencies include federal radiolocation systems; industrial, scientific and medical devices; licensed amateur radio operations; and certain unlicensed devices. Our use of the spectrum is subject to FCC requirements that our operations must accept harmful interference from other uses of the spectrum that have more senior rights to the spectrum. We have been successful thus far in using our LMS spectrum to operate location services without experiencing material impairment of our location services caused by more senior spectrum uses, but no certainty exists that we will be able to continue to do so. Moreover, for certain specialized uses, including non-PNT-related two-way voice and data uses, the use of our spectrum would be subject to additional regulatory review, approvals and/or limitations. More senior uses of the 902-928 MHz band could become more numerous or could alter the characteristics of their transmissions in ways that could increase the interference to our location services, resulting in diminished coverage, consistency and accuracy of our location services.

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

We are currently required by the FCC’s build-out rules to satisfy build-out demonstrations on October 3, 2020 for our 42 LMS licenses covering the largest 21 Economic Areas (“EAs”) in the United States, April 3, 2021 for 40 of our LMS licenses covering the next largest 20 EAs and April 3, 2023 for our remaining LMS licenses. The October 3, 2020 deadline identified above had been set for April 3, 2020, but we filed a request for a six month extension of the deadline as a result of the COVID-19 pandemic, which the FCC granted on July 19, 2020, extending our deadline to October 3, 2020. Based on the ongoing nature of the pandemic, on September 17, 2020, we filed a request for a second six month extension of the build-out deadline, which was granted by the FCC on March 29, 2023, extending our build-out deadline until April 3, 2021. The FCC also further extended our build-out deadline until June 17, 2021 to cover an amended build-out notification that the FCC staff asked us to submit by that date.

To comply with our build-out requirements on each of the deadlines, we must demonstrate for each of our LMS licenses either that the geographic area of our licensed network provides coverage of at least two-thirds of the population in each of the licensed areas or that we are providing substantial service to end users in each of our licensed areas. On February 2, 2021, we filed a waiver request with the FCC seeking approval to use a third option, demonstrating that the geographic area of our licensed network provides coverage of at least two-thirds of relatively tall buildings (those in excess of three stories) rather than two-thirds of the population. We employed our proposed tall building coverage approach with respect to the end-of-term build-out showings that we filed with the FCC for our 82 LMS licenses that were subject to an April 3, 2021 end-of-term building out deadline. On March 29, 2023, the FCC issued an order concluding that the use of a network construction approach involving coverage of relative tall buildings, rather than population, is warranted in this situation.  The order directed the FCC staff to apply this finding to its review of the construction notifications that we filed for each of our LMS licenses.  No certainty exists, however, that, in applying this standard to our build-out showings, the FCC staff will conclude that our network construction efforts were sufficient to satisfy the FCC’s requirements. Finally, we remain subject to an April 3, 2023 deadline to demonstrate the build-out for our 144 LMS licenses covering less-populous markets. We are currently completing the construction of LMS networks covering the EAs authorized by many of these 144 LMS licenses and we intend to submit showings to the FCC indicating that we have satisfied our build-out requirements for these LMS licenses by the April 3, 2023 deadline.  With respect to those LMS licenses for which network construction has not been completed by the April 3, 2023 deadline, we will file requests for waivers of the build-out deadline seeking extensions of time to complete the construction and satisfy the build-out deadlines for these licenses.  We are still working to determine which LMS networks will be completed by the April 3, 2023 deadline. No certainty exists that the FCC will conclude that we have satisfied our build-out requirements in those EAs where we have completed construction of our networks or will grant waivers or extensions of our build-out deadlines for those EAs where network construction has not been completed by the applicable deadline.  If the FCC fails to deem our build-out showings as acceptable and/or we are unable to secure extensions to our build-out deadlines or necessary waivers, the FCC could declare the applicable LMS licenses to be null and void, which would have a material adverse impact on our ability to expand our TerraPoiNT services as previously planned, and our business, financial condition and results of operations could be harmed.

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

The U.S. privacy and data protection legal landscape continues to evolve, with California and Virginia having enacted broad-based data privacy and protection legislation and with states and the federal government continuing to consider additional data privacy and protection legislation. The potential effects of this legislation are far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. The California Consumer Privacy Act (“CCPA”) went into effect in January 2020 and gives California residents certain rights with respect to their personal information such as rights to access and require deletion of their personal information, opt out of the sale of their personal information, and receive detailed information about how their personal information is used. The CCPA also provides for civil penalties for violations, as well as a private right of action for certain data breaches. The CCPA was amended, and the California Office of the Attorney General published final regulations to implement portions of the CCPA. Additionally, in November 2020, California voters passed the California Privacy Rights Act (“CPRA”) ballot initiative, which introduces significant amendments to the CCPA and confers enforcement power on a new state regulatory body to supplement the enforcement powers of the California Attorney General. The CPRA went into effect on January 1, 2023 and new CPRA regulations are expected to be introduced. In addition, the Virginia legislature passed the Consumer Data Protection Act (“VCDPA”), which includes new consumer rights, an appeals process for certain aggrieved consumers, and data protection assessments for certain data processing activities. We will need to implement mechanisms and internal processes to fulfill the new obligations under the VCDPA. Although we do not have direct interaction with end users, we may still be subject to these laws with respect to other personal information we process, or by way of acting as a service provider to our customers, which may bear additional obligations under these laws.

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

Our business plans are based in part on the distribution of our equipment, software and services world-wide. We are required to comply with U.S. export control laws and regulations, including the EAR administered by the U.S. Department of Commerce’s Bureau of Industry and Security and the foreign asset control regulations administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control. Pursuant to these foreign trade control laws and regulations, we are required, among other things, to (i) determine the proper licensing jurisdiction and export classification of products, software, and technology, (ii) obtain licenses or other forms of U.S. government authorization, or qualify for exceptions, to export our products, software, and technology outside the United States, and (iii) avoid engaging in unauthorized transactions with certain sanctioned countries, territories, entities, and individuals. Violations of applicable export control and sanctions laws and related regulations, which are enforced on a strict liability basis, could result in criminal and administrative penalties, including fines and possible denial of export privileges. U.S. export licenses or license exceptions are required to transfer or make accessible certain of our software source code and technology to our non-U.S. employees (deemed exports).

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 500,000,000 shares of Common Stock, of which, as of June 30, 2022, 101,386,800 shares were outstanding, 9,673,217 shares were reserved for issuance under our stock incentive plans or other outstanding options and 18,749,990 shares were issuable upon the exercise of warrants. As a result, we have a large number of shares of Common Stock that are authorized for issuance and are not outstanding or otherwise reserved and could be issued at the discretion of our board of directors (our “Board”). We expect to seek additional financing in the future in order to fund our operations, and if we issue additional shares of Common Stock or securities convertible into Common Stock, our existing stockholders will be diluted. Our Board may also choose to issue shares of our Common Stock or securities convertible into or exercisable for our Common Stock to acquire assets or companies, for compensation to employees, officers, directors, consultants and advisors, to fund capital expenditures and to enter into strategic partnerships. Additionally, shares of Common Stock could be issued for anti-takeover purposes or to delay or prevent changes in control or management of the Company. Our Board may determine to issue shares of our Common Stock on terms that our stockholders do not believe enhance stockholder value, or that may ultimately have an adverse effect on our business or the trading price of our Common Stock. Further, the issuance of any such shares may cause further dilution to the ownership interest of our current stockholders, reduce the book value per share of our Common Stock and may contribute to a reduction in the market price for our Common Stock.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Certain of our executive officers, directors and stockholders own a significant percentage of our outstanding capital stock. As of December 31, 2022, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 71% of our outstanding shares of Common Stock. Accordingly, our directors, executive officers and certain stockholders have significant influence over our affairs due to their substantial stock ownership coupled with their positions on our management team. For example, these stockholders may be able to control or influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of ownership may prevent or discourage unsolicited acquisition proposals or offers for our Common Stock that some of our stockholders may believe is in their best interest.

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

Outstanding warrants to purchase an aggregate of 18,750,000 shares of Common Stock became exercisable on November 27, 2021 (the 30th day following the closing of the Business Combination) in accordance with the terms of the warrant agreement governing those securities. These warrants consisted of 10,000,000 public warrants originally included in Spartacus’ initial public offering and 8,750,000 private placement warrants. The 8,750,000 private placement warrants have been registered pursuant to the Registration Statement and are included on this Post-Effective Amendment. Each warrant entitles its holder to purchase one share of Common Stock at an exercise price of $11.50 per share and will expire at 5:00 p.m., New York time, on October 28, 2026 (five years after the completion of the Business Combination), or earlier upon redemption of our Common Stock or our liquidation. To the extent warrants are exercised, additional shares of Common Stock will be issued, which will result in dilution to our then existing stockholders and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could depress the market price of our Common Stock.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our Common Stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who cover us downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

 Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We maintain a distributed workforce with facilities in McLean, Virginia, Sunnyvale, California, Neuilly-sur-Seine, France, Noida, India and Bangalore, India. Our principle executive office is in McLean, Virginia. Our corporate offices in Virginia include finance, regulatory and network deployment functions, while our California facility hosts our technology development functions among other functions. Our French and Indian location houses a mix of employees and contractors focused on software development and research and development functions.

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

Holders

As of March 27, 2023, there were approximately 77 and 2 holders of record of our common stock and warrants, respectively. This number does not include beneficial owners whose shares were held in street name.

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

The graph below compares the cumulative total return of our common stock from October 29, 2021, the date on which our common shares commenced trading on Nasdaq, through December 31, 2022, with the comparable cumulative return of two indices, the S&P 500 Total Return and the S&P Information Technology Total Return. The performance graph and table assume an initial investment of $100 on December 31, 2021. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon the change in share price. The share price performance shown on the graph is not necessarily indicative of future price performance.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On October 31, 2022, the Company issued 4,042,837 unregistered shares of Common Stock pursuant to the Share Transfer Agreement with Nestwave. Further, 1,127,658 unregistered shares of Common Stock were reserved for future issuance pursuant to the Share Transfer Agreement. See NextNav Inc. Notes to the Consolidated Financial Statements — Note 3 for more information on the Nestwave transaction.

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

In early 2021, we launched the first element of our next generation GPS service through initial commercial launch of our nationwide Pinnacle network that was deployed in partnership with AT&T Services, Inc. (“AT&T”). The Pinnacle network provides “floor-level” altitude data to over 90% of commercial structures over three stories in the U.S. Pinnacle is being utilized by FirstNet® for public safety. We are currently providing service to Verizon as a customer for E911 services, using our Pinnacle 911 solution.  Pinnacle has also been adopted by a growing number of public safety apps, commercial apps and app development platforms, including Unity Engine, CRG, GeoComm, Rapid Deploy, Central Square, NGA 911, Qualcomm, and the Unreal Engine. We believe that ramp up of customers using our existing Pinnacle network will support revenue growth over the coming year.

We will be extending our capabilities by expanding the deployment our TerraPoiNT system, which is a nationwide network that is designed to overcome the inherent limitations of traditional GPS. TerraPoiNT utilizes a network of specialized wide area location transmitters that broadcast an encrypted PNT signal on our licensed 900 MHz LMS spectrum with a signal that is 100,000 times stronger than GPS. TerraPoiNT is well suited for urban and indoor environments where existing GPS signals are either distorted or blocked all together. In addition, TerraPoiNT provides redundancy for GPS, which is vulnerable to spoofing and jamming. GPS redundancy is increasingly a U.S. national security priority and is a rising priority in the other parts of the world. Critical infrastructure, including communications networks and power grids, require a reliable GPS signal for accurate timing. A failure of GPS would be catastrophic, and there is no back-up today.

Since the inception of NextNav, LLC in 2007, we have secured valuable FCC licenses covering approximately 93% of the U.S. population for a continuous 8 MHz band of 900 MHz spectrum, filed more than 150 patents related to our systems and services, deployed the nationwide Pinnacle network and launched commercial service. In addition, we have deployed our TerraPoiNT solution in 85 markets, and TerraPoiNT received the highest scores in testing by the Department of Transportation of potential PNT back-up solutions.

In October 2022, we acquired Nestwave SAS (“Nestwave”). We expect the integration of the Nestwave technology to significantly reduce the capital and operating expenditures associated with a national deployment of a TerraPoiNT network.  In addition, Nestwave’s technology could result in a significant improvement in the spectral efficiency of our radio transmissions, which may allow us to offer an expanded suite of PNT and data services.

The Business Combination

On October 28, 2021 (the “Closing Date”), we consummated a Business Combination pursuant to the terms of the Merger Agreement. As a result of the Business Combination, we changed our name to NextNav Inc., and certain blocker entities formed by Holdings equity holders, Holdings and the various operating subsidiaries of Holdings became the Company’s wholly owned subsidiaries, with the equity holders of each of such blocker entities and Holdings and Spartacus’ stockholders becoming our stockholders. The Nasdaq ticker symbols for our common stock, par value $0.0001 per share, and warrants are “NN” and “NNAVW,” respectively. See Note 1 to our consolidated financial statements for the year ended December 31, 2022 included elsewhere in this Annual Report on Form 10-K for additional information.

Macroeconomic Factors

We are aware that network deployment projects are experiencing delays in schedules and potential cost increases due to a tight labor supply in the field services market. While the impact of this supply constraint is not material to the Company's network projects at this time, we continue to carefully manage labor and materials supply matters.  Additionally, the full impact of the COVID-19 pandemic continues to evolve as of the date of this Annual Report on Form 10-K. Management continues to actively monitor our financial condition, liquidity, operations, suppliers, industry and workforce. We expect these macroeconomic and COVID-19 factors and their effects on our operations to continue through the remainder of 2023.

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

Results of Operations

The following table sets forth our statements of operations for the periods indicated:

	Year Ended December 31,
	2022	2021
	(in thousands)
Revenue	$3,926	$763
Operating Expense:
Cost of goods sold(1)	11,806	18,390
Research and development(1)	17,059	9,465
Selling, general and administrative(1)	36,926	13,555
Depreciation and amortization	3,671	1,782
Total operating expenses	69,462	43,192
Operating loss	(65,536)	(42,429)
Interest expense	901	(17,842)
Other income (expense)	24,491	(84,343)
Loss before income taxes	(40,144)	(144,614)
Benefit (Provision) for income taxes	28	(52)
Net loss	$(40,116)	$(144,666)

(1)	Cost of goods sold, research and development, and selling, general and administrative expense for the periods do not include depreciation and amortization, which is presented separately in the Consolidated Statements of Comprehensive Loss, but include stock-based compensation as follows:

	Year Ended December 31,
	2022	2021
	(in thousands)
Cost of goods sold	$2,389	$232
Research and development	6,743	621
Selling, general and administrative	17,369	822
Total stock-based compensation expense	$26,501	$1,675

Comparison of the Fiscal Years Ended December 31, 2022 and 2021

Revenue

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(in thousands)
Revenue	$3,926	$763	$3,163	414.5%

Revenue increased by $3.2 million, or 415%, to $3.9 million for the year ended December 31, 2022 from $0.8 million for the year ended December 31, 2021. The increase was driven by increased revenue from technology and services contracts with commercial customers. For the year ended December 31, 2022, two customers accounted for 83% and 10% of total revenue. For the year ended December 31, 2021, three customers accounted for 40%, 31%, and 19% of total revenue. The accounts receivables as of December 31, 2022 was $2.2 million and $1.7 million as of December 31, 2021, whereas deferred revenue balance as of December 31, 2022 was $0.1 million and $1.6 million as of December 31, 2021.

Operating Expense

Cost of Goods Sold (COGS)

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(in thousands)
COGS	$11,806	$18,390	$(6,584)	(35.8)%

COGS decreased by $6.6 million, or 36%, to $11.8 million for the year ended December 31, 2022 from $18.4 million for the year ended December 31, 2021. The decrease was primarily driven by a $9.5 million decrease in rent expense related to contingent rent recorded for warrants vested in the year 2021 and a $0.4 million decrease in outside consulting expenses. The decreases were partially offset by a $2.2 million increase in stock-based compensation, a $0.7 million increase in software license expenses, a $0.3 million increase in payroll-related expenses driven by headcount, and a $0.1 million increase in maintenance and operational cost.

Research and Development

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(in thousands)
Research and development	$17,059	$9,465	$7,594	80.2%

Research and development expenses increased by $7.6 million, or 80%, to $17.1 million for the year ended December 31, 2022 from $9.5 million for the year ended December 31, 2021. The increase was primarily driven by a $6.1 million increase in stock-based compensation, a $1.0 million increase in software license expenses, a $0.4 million increase in maintenance and operational cost, and a $0.3 million increase in payroll-related expenses driven by headcount. The increases were partially offset by a $0.3 million decrease in outside consulting expenses.

Selling, General and Administrative

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(in thousands)
Selling, general and administrative	$36,926	$13,555	$23,371	172.4%

Selling, general and administrative expenses increased by $23.4 million, or 172%, to $36.9 million during the year ended December 31, 2022, from $13.6 million in the year ended December 31, 2021. The increase was primarily driven by a $16.5 million increase in stock-based compensation, a $3.1 million increase in professional services, a $2.6 million increase in directors’ and officers’ insurance, a $1.6 million increase in payroll-related expenses driven by headcount, and a $0.9 million increase in marketing and recruiting cost. The increases were partially offset by a $0.9 million decrease in outside consulting expenses and a $0.6 million decrease in other operational expenses.

Depreciation and Amortization

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(in thousands)
Depreciation and amortization	$3,671	$1,782	$1,889	106.0%

Depreciation and amortization expenses increased by $1.9 million, or 106%, to $3.7 million during the year ended December 31, 2022, from $1.8 million during the year ended December 31, 2021. The increase in depreciation and amortization expense is primarily attributable to placing the Pinnacle and TerraPoiNT network assets in service since the third quarter of 2021.

Interest Income (Expense)

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(in thousands)
Interest income (expense)	$901	$(17,842)	$18,743	(105.0)%

Interest income was $0.9 million for the year ended December 31, 2022 compared with interest expense of $17.8 million for the year ended December 31, 2021.The decrease in interest expense was driven by full repayment of debt as a part of the Business Combination in the fourth quarter of 2021. Interest income consists of interest earned on marketable securities.

Other Income (Expense)

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(in thousands)
Other income (expense)	$24,491	$(84,343)	$108,834	(129.0)%

Other income was $24.5 million for the year ended December 31, 2022 compared with other expenses of $84.3 million for the year ended December 31, 2021.The change in other expense was primarily driven by change in the fair value of warrants.

Liquidity and Capital Resources

We have incurred net losses since our inception and to date have generated only limited revenue. We have primarily relied upon debt and equity financings to fund our cash requirements.

During the years ended December 31, 2022 and 2021, we incurred net losses of $40.1 million and $144.7 million, respectively. During the year ended December 31, 2022, our net cash used in operating activities and investing activities was $37.1 million and $15.7 million, respectively. During the year ended December 31, 2021, our net cash used in operating activities and investing activities was $47.9 million and $1.3 million, respectively. As of December 31, 2022, we had cash and cash equivalents and marketable securities of $55.4 million and an accumulated deficit of $688.5 million. We expect to incur additional losses and higher operating expenses for the foreseeable future. Our primary uses of cash are to fund our operations as we continue to grow our business. We will require a significant amount of cash for expenditures as we invest in ongoing research and development and the expansion of the TerraPoiNT network. Management has the intent and ability to manage liquidity through the timing and extent of research and development spend, as well as other discretionary operating expenses.

Managing liquidity and our cash position is a priority of the Company. We continually work to optimize our expenses in light of the growth of our business, and adapt to changes in the economic environment. We believe that our cash and cash equivalents and marketable securities as of March 30, 2023 will be sufficient to meet our working capital and capital expenditure needs, including all contractual commitments, for the next 12 months. We expect to meet longer term expected future cash requirements and obligations through a combination of cash flows from operations and issuance of equity securities or debt offerings. However, this determination is based upon internal projections of operating cash flows and is subject to changes in market and business conditions. Our ability to obtain debt financing and/or issue equity securities on acceptable terms, or at all, will depend on, among other things, our financial performance and credit ratings, general economic factors, including inflation and then-current interest rates, the condition of the credit and capital markets and other events, some of which may be beyond our control.

Cash Flows

The following table summarizes our cash flows for the period indicated:

	Year Ended December 31,
	2022	2021
	(in thousands)
Net cash (used in) operating activities	$(37,095)	$(47,932)
Net cash (used in) investing activities	(15,736)	(1,282)
Net cash provided by financing activities	43	135,641

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

Net cash used in operating activities during 2022 was $37.1 million, resulting primarily from a net loss of $40.1 million adjusted for non-cash charges of  $26.5 million for stock-based compensation, $3.7 million for depreciation and amortization, $0.2 million for equity method investment loss and non-cash income of $24.7 million for change in the fair value of warrant liability. Additionally, there was a net decrease in operating liabilities of $2.7 million.

Net cash used in operating activities during 2021 was $47.9 million, resulting from a net loss of $144.7 million and non-cash charge of $84.3 million for the change in fair value of warrant liability, adjusted for non-cash charges of $1.7 million in stock based compensation charges, non-cash charges of $4.7 million in interest expense that is primarily attributable to the increase in borrowing from the financing arrangement, non-cash charges of $9.3 million in amortization of debt issuance costs, non-cash charges of $1.8 million in depreciation, and a decrease of $14.4 million in accounts payable, prepaid and other current assets.

Cash Flows from Investing Activities

Net cash used in investing activities during 2022 was $15.7 million, representing additions to short term investment, acquisition of Nestwave, equity method investments, and property and equipment primarily related to the deployment of the Pinnacle and TerraPoiNT network and internal use software.

Net cash used in investing activities during 2021 was $1.3 million, representing additions to property, equipment and related installation costs primarily related to the deployment of the Pinnacle Network.

Cash Flows from Financing Activities

Net cash provided by financing activities during 2022 was $43 thousand, primarily reflecting cash proceeds from exercise of common stock options.

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

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based on our Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. In doing such preparation, we have to make estimates and assumptions. Our critical accounting estimates are those estimates that involve a significant level of uncertainty at the time the estimate was made, and changes in them have had or are reasonably likely to have a material effect on our financial condition or results of operations. Accordingly, actual results could differ materially from our estimates. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis.

See Note 2 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for a summary of significant accounting policies and the effect on our financial statements.

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

Indefinite-lived Intangible Assets

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

Long-lived Assets

Our property and equipment, network under construction, intangible assets and equity method investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, impairment is determined by comparing the carrying value of these long-lived assets to management’s probability weighted estimate of the future undiscounted cash flows expected to result from the use of the assets or asset group. In the event an impairment exists, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset group.

Goodwill

Goodwill is tested for impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company operates as one reporting unit. When testing goodwill for impairment, the Company may first perform an optional qualitative assessment. If the Company determines it is not more likely than not the reporting unit’s fair value is less than its carrying value, then no further analysis is necessary. If the Company determines that it is more likely than not that the fair value of its reporting unit is less than its carrying amount, then the quantitative impairment test will be performed. Under the quantitative impairment test, if the carrying amount of the Company’s reporting unit exceeds its fair value, the Company will recognize an impairment loss in an amount equal to that excess but limited to the total amount of goodwill.

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

Stock-Based Compensation

We estimate the fair value of stock-based awards on the date of grant. The fair value of stock options is determined using the Black-Scholes option pricing model. The fair value of restricted stock awards is based on the closing price of our common stock on the date of grant. We amortize the fair value of awards expected to vest on a straight-line basis over the requisite service periods of the awards, which is generally the period from the grant date to the end of the vesting period. The determination of the fair value of our stock option awards is based on a variety of factors, including, but not limited to, our common stock price, risk-free rate, expected stock price volatility over the expected life of awards, dividend yield and, award’s expected term. The assumptions used to determine the fair value of the stock options represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. Additionally, we account for forfeitures for stock-based awards as they occur.

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

Recently Issued and Adopted Accounting Standards

For information regarding new accounting pronouncements, and the impact of these pronouncements on our consolidated financial statements, if any, refer to Note 2 to our consolidated financial statements for the year ended December 31, 2022 included elsewhere in this Annual Report on Form 10-K.

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

We will remain an emerging growth company under the JOBS Act until the earliest of (a) December 31, 2025, (b) the last date of our fiscal year in which we have total annual gross revenue of at least $1.235 billion, (c) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC or (d) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the previous three years.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We had cash and cash equivalents and short-term marketable securities of $55.4 million as of December 31, 2022, which are held for working capital purposes. Our exposure to market risk for changes in interest rates relates primarily to our cash and investments in marketable securities, which consisted of money market funds and U.S. Government Agency Bonds. The fair values of our investments in U.S. Government Agency Bonds will generally fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value due to changes in interest rates. The effect of a hypothetical 10% change in interest rates would not have a material impact on our consolidated financial statements.

Concentration of Credit Risk

We deposit our cash with financial institutions, and, at times, such balances may exceed federally insured limits. Management believes the financial institutions that hold our cash and cash equivalents are financially sound and, accordingly, minimal credit risk exists with respect to cash and cash equivalents. In addition, we seek to minimize our exposure to banking risk by limiting the amount of uninsured deposits and investing our excess cash in U.S. government and government agency bonds, and money market funds.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2022.

Management Report on Internal Control Over Financial Reporting; Attestation Report of Registered Public Accounting Firm

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Management, under the supervision and with the participation of our  Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2022, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

This Annual Report on Form 10-K does not include an attestation report of internal controls from the Company’s independent registered public accounting firm due to a transition period established by the rules of the SEC as a result of the Company’s status as an emerging growth company.

Changes in Internal Control over Financial Reporting

In the first quarter of 2022, we completed our implementation of a new enterprise resource planning ("ERP") system. This implementation resulted in changes to our reporting processes and our internal control over financial reporting, including by automating certain manual procedures and standardizing business processes and reporting across the organization.

As a result of the acquisition of Nestwave in the fiscal quarter ending December 31, 2022, we have incorporated internal controls over significant processes specific to the acquisition that we believe to be appropriate and necessary in consideration of the level of related integration. As the post-closing integration continues, we will continue to review such internal controls and processes and may take further steps to integrate such controls and processes with those of the Company.

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Code of Conduct and Ethics

Our Board has adopted a written Code of Conduct and Ethics (the “Code of Conduct”) applicable to our and our subsidiaries’ directors, officers and employees (each, a “Covered Person”). The Code of Conduct covers fundamental ethical and compliance-related principles and practices such as accurate accounting records and financial reporting, avoiding conflicts of interest, the protection and use of our property and information and compliance with legal and regulatory requirements. A current copy of the Code of Conduct is posted on the Governance section of the Investors page of our website, which is located at www.nextnav.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any substantive amendment to, or waiver from, a provision of the Code of Conduct by posting such information on the website address and location specified above.

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

The additional information required by this item will be set forth in our 2023 Proxy Statement to be filed with the SEC within 120 days of December 31, 2022 and is incorporated by reference into this Annual Report on Form 10-K.

Item 11. Executive Compensation.

The information required by this item will be set forth in our 2023 Proxy Statement to be filed with the SEC within 120 days of December 31, 2022 and is incorporated by reference into this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be set forth in our 2023 Proxy Statement to be filed with the SEC within 120 days of December 31, 2022 and is incorporated by reference into this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be set forth in our 2023 Proxy Statement to be filed with the SEC within 120 days of December 31, 2022 and is incorporated by reference into this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services.

The information required by this item will be set forth in our 2023 Proxy Statement to be filed with the SEC within 120 days of December 31, 2022 and is incorporated by reference into this Annual Report on Form 10-K.

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
4.5*

Description of NextNav Inc.’s Securities Registered Pursuant to Section 12 of the Securities and Exchange Act of 1934 (incorporated by reference to Exhibit 4.5 to the Annual Report on Form 10-K for the period ended December 31, 2021 filed by NextNav Inc. on March 23, 2022).

10.1*	Registration Rights Agreement, dated October 28, 2021, by and among NextNav Inc. and certain stockholders of NextNav (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K for the period ended December 31, 2021 filed by NextNav Inc. on March 23, 2022) .
10.2*+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by NextNav Inc. on October 28, 2021).
10.3*	Form of PIPE Subscription Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by NextNav Inc. on October 28, 2021).
10.4*+	NextNav Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by NextNav Inc. on October 28, 2021).

10.5*+	NextNav Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by NextNav Inc. on October 28, 2021).
10.6*+	2011 Unit Option and Profits Interest Plan (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-8 filed by NextNav Inc. on December 27, 2021).
10.7*!	Equipment, Network Colocation and Installation Agreement, dated October 7, 2019, by and between NextNav, LLC and AT&T Services, Inc. (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-4 filed by NextNav Inc. on August 25, 2021).
10.8*	Private Placement Warrant Purchase Agreement, dated October 15, 2020, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-4 filed by NextNav Inc. on August 25, 2021).
10.9*	Private Placement Warrant Purchase Agreement, dated October 15, 2020, by and between the Company and B. Riley Principal Investments, LLC (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-4 filed by NextNav Inc. on August 25, 2021).
10.10*+	Employment Agreement, dated as of November 17, 2021, by and between NextNav Inc. and Ganesh Pattabiraman (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by NextNav Inc. on November 17, 2021).
10.11*+	Employment Agreement, dated as of November 17, 2021, by and between NextNav Inc. and Christian D. Gates (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by NextNav Inc. on November 17, 2021).
10.12*+	Employment Agreement, dated as of November 17, 2021, by and between NextNav Inc. and David Knutson (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by NextNav Inc. on November 17, 2021).
10.13*+	Form of Nonqualified Option Agreement under the NextNav Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 filed by NextNav Inc. on November 17, 2021).
10.14*+	Form of Restricted Stock Unit Agreement under the NextNav Inc. 2021 Omnibus Incentive Plan (for grants pursuant to the Business Combination) (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 filed by NextNav Inc. on November 17, 2021).
10.15*+	Form of Restricted Stock Unit Agreement under the NextNav Inc. 2021 Omnibus Incentive Plan (Employees) (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 filed by NextNav Inc. on November 17, 2021).
10.16*+	Form of Restricted Stock Unit Agreement under the NextNav Inc. 2021 Omnibus Incentive Plan (Directors) (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 filed by NextNav Inc. on November 17, 2021).
10.17*+	Form of Restricted Stock Agreement under the NextNav Inc. 2021 Omnibus Incentive Plan (Directors) (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 filed by NextNav Inc. on November 17, 2021).
10.18*!	Share Transfer Agreement, dated October 28, 2022, by and among NextNav Inc. and the Sellers party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by NextNav Inc. on November 2, 2022).
21.1	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP.
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer & Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed previously.
**	Furnished herewith.
†	Certain schedules and exhibits have been omitted pursuant to Rule 601(a)(5) of Regulation S-K under the Securities Act. A copy of any omitted schedule or exhibit will be furnished to the SEC upon request.
!	Certain confidential portions of the agreement were omitted by means of marking such portions with brackets (due to the registrant customarily and actually treating such information as private or confidential and such omitted information not being material) pursuant to Item 601(b)(10) of Regulation S-K promulgated under the Securities Act. NextNav agrees to supplementally furnish a copy of any confidential portions to the SEC upon request.
+	Indicates a management or compensatory plan.

Item 16. Form 10-K Summary.

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXTNAV INC.

Date: March 30, 2023	By:	/s/ Ganesh Pattabiraman
	Name:	Ganesh Pattabiraman
	Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Ganesh Pattabiraman	President, Chief Executive Officer and Director	March 30, 2023
Ganesh Pattabiraman	(Principal Executive Officer)

/s/ Christian D. Gates	Chief Financial Officer	March 30, 2023
Christian D. Gates	(Principal Financial Officer)

/s/ Sammaad R. Shams	Corporate Accounting Officer	March 30, 2023
Sammaad R. Shams	(Principal Accounting Officer)

/s/ Gary M. Parsons	Chairman and Director	March 30, 2023
Gary M. Parsons

/s/ Peter D. Aquino	Director	March 30, 2023
Peter D. Aquino

/s/ Neil S. Subin	Director	March 30, 2023
Neil S. Subin

/s/ Bandel L. Carano	Director	March 30, 2023
Bandel L. Carano

/s/ James B. Fleming	Director	March 30, 2023
James B. Fleming

/s/ Alan B. Howe	Director	March 30, 2023
Alan B. Howe

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of NextNav Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NextNav Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of comprehensive loss, changes in equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

Adoption of ASU No. 2016-02

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in 2022 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and the related amendments.

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

Tysons, Virginia

March 30, 2023

NextNav Inc.

Consolidated Balance Sheets

	December 31,
	2022	2021
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$47,230	$100,076
Short Term Investment	8,216	—
Accounts Receivable	2,168	1,740
Other current assets	3,576	4,516
Total current assets	$61,190	$106,332
Network under construction	3,574	494
Property and equipment, net of accumulated depreciation of $5,971 and $2,714 at December 31, 2022 and 2021, respectively	19,180	21,757
Operating lease right-of-use assets	10,143	—
Goodwill	17,493	—
Intangible assets, net	10,397	4,095
Other assets	1,811	4,145
Total assets	$123,788	$136,823

Liabilities, preferred interests, and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,019	$448
Accrued expenses and other current liabilities	5,241	4,600
Short term lease liabilities - operating	2,532	—
Deferred revenue	95	1,632
Total current liabilities	$8,887	$6,680

Warrants	4,200	28,875
Long term lease liabilities - Operating	5,290	—
Other long-term liabilities	1,547	1,311
Total liabilities	$19,924	$36,866

Stockholders’ equity (deficit):
Common Stock, authorized 500,000,000 shares; 106,418,442 and 96,546,611 shares issued and 106,417,265 and 96,546,611 shares outstanding at December 31, 2022 and 2021, respectively	$12	$11
Additional paid-in capital	787,130	747,928
Accumulated other comprehensive income (loss)	1,371	(121)
Accumulated deficit	(688,492)	(647,861)
Common stock in treasury, at cost, 1,177 and zero shares at December 31, 2022 and December 31, 2021, respectively	(4)	—
Total stockholders’ equity (deficit)	$100,017	$99,957
Non-controlling interests	3,847	—
Total liabilities, preferred interests, stockholders’ equity (deficit) and non-controlling interests	$123,788	$136,823

See accompanying notes.
F-3

NextNav INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2022	2021
	(in thousands, except per share amounts)
Revenue	$3,926	$763
Operating expenses:
Cost of goods sold (exclusive of depreciation and amortization)	11,806	18,390
Research and development	17,059	9,465
Selling, general and administrative	36,926	13,555
Depreciation and amortization	3,671	1,782
Total operating expenses	$69,462	$43,192
Operating loss	(65,536)	(42,429)
Other income (expense):
Interest income (expense)	901	(17,842)
Change in fair value of warrants	24,675	(84,317)
Other loss, net	(184)	(26)
Loss before income taxes	$(40,144)	$(144,614)
Benefit (Provision) for income taxes	28	(52)
Net loss	$(40,116)	$(144,666)
Foreign currency translation adjustment	1,492	25
Comprehensive loss	$(38,624)	$(144,641)
Net loss	$(40,116)	$(144,666)
Change in redemption value of preferred interests	—	(13,831)
Net loss attributable to common stockholders	$(40,116)	$(158,497)
Weighted average of shares outstanding – basic and diluted	101,029	23,561
Net loss attributable to common stockholder per share – basic and diluted	$(0.40)	$(6.73)

See accompanying notes.

NextNav INC.

Consolidated Statements of Changes in equity

	Redeemable Class C Convertible Preferred Units		Redeemable Class D Convertible Preferred Units		Total Preferred Interests	Class A Common Stock		Class A Common Units		Additional Paid-In	Accumulated	Other Comprehensive	Treasury stock,	Stockholders’ (Deficit)	Non-controlling	Total
	Units	Value	Units	Value	Value	Units	Value	Units	Value	Capital	Deficit	(Loss)	at cost	Equity	interests	Equity
Balance, December 31, 2020	5,365,566	$11,879	42,286,068	$357,725	$369,604	7,345,733	$2	—	$—	$—	$(490,284)	$(96)	$—	$(490,378)	$—	$(490,378)
Vesting of RSUs	—	—	—	—	—	1,459	—	—	—	—	—	—	—	—	—	—
Issuance of RSAs	—	—	—	—	—	1,069,818	—	—	—	2	—	—	—	2	—	2
Issuance of common units	—	—	—	—	—	—	—	13,229	—	2	—	—	—	2	—	2
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	1,675	—	—	—	1,675	—	1,675
Issuance of common warrants	—	—	—	—	—	—	—	—	—	3,402	—	—	—	3,402	—	3,402
Change in redemption value	—	—	—	13,831	13,831	—	—	—	—	(920)	(12,911)	—	—	(13,831)	—	(13,831)
Net loss	—	—	—	—	—	—	—	—	—	—	(144,666)	—	—	(144,666)	—	(144,666)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(25)	—	(25)	—	(25)
Recapitalization of Holdings’ common units into Company’s common stock	—	—	—	—	—	13,229	—	(13,229)	—	—	—	—	—	—	—	—
Reclassification of Warrant liability to Common Stock warrants	—	—	—	—	—	—	—	—	—	22,194	—	—	—	22,194	—	22,194
Exercise of Financing Warrants	—	—	—	—	—	12,409,031	1	—	—	174,327	—	—	—	174,328	—	174,328
Recapitalization of redeemable convertible preferred units into common stock	(5,365,566)	(11,879)	(42,286,068)	(371,556)	(383,435)	47,651,634	5	—	—	383,430	—	—	—	383,435	—	383,435
Net cash contribution from Business Combination and PIPE Financing	—	—	—	—	—	28,055,707	3	—	—	186,884	—	—	—	186,887	—	186,887
Transaction and Issuance costs	—	—	—	—	—	—	—	—	—	(23,068)	—	—	—	(23,068)	—	(23,068)
Balance, December 31, 2021	—	$—	—	$—	$—	96,546,611	$11	—	$—	$747,928	$(647,861)	$(121)	$—	$99,957	$—	$99,957
Impact from adoption of new accounting standards	—	—	—	—	—	—	—	—	—	—	(515)	—	—	(515)	—	(515)
Balance, January 1, 2022	—	$—	—	$—	$—	96,546,611	$11	—	$—	$747,928	$(648,376)	$(121)	$—	$99,442	$—	$99,442
Vesting of RSUs	—	—	—	—	—	1,185,152	—	—	—	—	—	—	—	—	—	—
Issuance of RSAs	—	—	—	—	—	270,164	—	—	—	—	—	—	—	—	—	—
Cancellation of RSAs	—	—	—	—	—	(57,282)	—	—	—	—	—	—	—	—	—	—
Exercise of common stock options	—	—	—	—	—	116,692	—	—	—	—	—	—	—	—	—	—
Exercise of common warrants	—	—	—	—	—	4,308,307	—	—	—	56	—	—	—	56	—	56
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	25,252	—	—	—	25,252	—	25,252
Net loss	—	—	—	—	—	—	—	—	—	—	(40,116)	—	—	(40,116)	—	(40,116)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	1,492	—	1,492	—	1,492
Common stock received for tax withholding	—	—	—	—	—	(1,177)	—	—	—	—	—	—	(4)	(4)	—	(4)
Issuance of shares related to acquisition	—	—	—	—	—	4,042,837	1	—	—	13,867	—	—	—	13,868	3,868	17,736
Redemption of non-controlling interests	—	—	—	—	—	5,961	—	—	—	27	—	—	—	27	(21)	6
Balance, December 31, 2022	—	$—	—	$—	$—	106,417,265	$12	—	$—	$787,130	$(688,492)	$1,371	$(4)	$100,017	$3,847	$103,864

See accompanying notes.

 NextNav INC.

Consolidated Statements of Cash Flows
	Year Ended December 31,
	2022	2021
	(in thousands)
Operating activities
Net loss	$(40,116)	$(144,666)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,671	1,782
Equity-based compensation	26,501	1,675
Change in fair value of warranty liability	(24,675)	84,317
Realized and unrealized gain on marketable securities	(72)	—
Fixed asset write-off	—	96
Issuance of warrants for rent expense	—	9,033
Equity method investment income (loss)	230	—
Asset retirement obligation accretion	56	236
Amortization of debt issuance costs and discount	—	9,257
Accrued payment in kind (“PIK”) interest on debt	—	4,714
Changes in operating assets and liabilities:
Accounts receivables	(428)	(1,663)
Other current assets	593	(3,634)
Other assets	161	(879)
Accounts payable	486	(7,020)
Deferred revenue	(1,537)	1,632
Accrued expenses and other liabilities	(2,501)	(2,812)
Operating lease right-of-use assets and liabilities	536	—
Net cash used in operating activities	$(37,095)	$(47,932)

Investing activities
Capitalization of costs and purchases of network assets, property, and equipment	(2,964)	(1,022)
Purchase of equity method investments	(1,125)	—
Purchase of marketable securities	(13,644)	—
Sale and maturity of marketable securities	5,500	—
Purchase of business, net of cash acquired	(2,890)	—
Purchase of internal use software	(613)	(260)
Net cash used in investing activities	$(15,736)	$(1,282)

Financing activities
Proceeds from debt	—	24,638
Payments towards debt	(17)	(96,871)
Proceeds from exercise of stock option	57	—
Proceeds from issuance of common stock	7	2
Net cash contribution from Business Combination and PIPE financing, net of transaction and issuance costs	—	207,872
Purchase of common stocks (withholding taxes)	(4)	—
Net cash provided by financing activities	$43	$135,641
Effect of exchange rates on cash and cash equivalents	(58)	(20)
Net increase (decrease) in cash and cash equivalents	(52,846)	86,407
Cash and cash equivalents at beginning of period	100,076	13,669
Cash and cash equivalents at end of period	$47,230	$100,076

Non-cash investing and financing activities
Common stock issued in acquisition of business	$13,888	$—
Capital expenditure included in Accounts payables	$605	$—
Recapitalization of redeemable convertible preferred units into common stock	$—	$383,430
Exercise of warrants	$—	$174,327
Reclassification of warrant liability to common stock warrants	$—	$22,194
Issuance of warrants	$—	$9,033
Interest paid	$—	$4,939

See accompanying notes.

NextNav INC.

Notes to Consolidated Financial Statements

1. Organization

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

Since its inception, NextNav has incurred recurring losses and generated negative cash flows from operations and has primarily relied upon debt and equity financings to fund its cash requirements. During the years ended December 31, 2022 and 2021, the Company incurred net losses of $40.1 million and $144.7 million, respectively. During the years ended December 31, 2022 and 2021, net cash used in operating activities was $37.1 million and $47.9 million, respectively. As of December 31, 2022, cash and cash equivalents and marketable securities was $55.4 million and no third-party debt was outstanding. The Company’s primary use of cash is to fund operations as NextNav continues to grow. The Company expects to incur additional losses and higher operating expenses for the foreseeable future, specifically as NextNav invests in ongoing research and development and the expansion of the TerraPoiNT network.  Management has the intent and ability to manage liquidity through the timing and extent of research and development spend, as well as other discretionary operating expenses. The Company believes that its cash and cash equivalents and marketable securities as of March 30, 2023, will be sufficient to meet its working capital and capital expenditure needs, including all contractual commitments, for the next 12 months. The Company expects to meet longer term expected future cash requirements and obligations through a combination of cash flows from operations and issuance of equity securities or debt offerings. However, this determination is based upon internal projections of operating cash flows and is subject to changes in market and business conditions. The Company’s ability to obtain debt financing and/or issue equity securities on acceptable terms, or at all, will depend on, among other things, its financial performance and credit ratings, general economic factors, including inflation and then-current interest rates, the condition of the credit and capital markets and other events, some of which may be beyond the Company’s control.

On October 28, 2021, the Company consummated a business combination pursuant to the terms of the Agreement and Plan of Merger, dated as of June 9, 2021, by and among the Company, Spartacus Acquisition Corporation, a Delaware corporation (“Spartacus”), NextNav Holdings, LLC, a Delaware limited liability company (“Holdings”) and the other parties thereto (the “Business Combination”). As a result of the Business Combination, the Company changed its name from Spartacus Acquisition Shelf Corp. to NextNav Inc., and certain blocker entities formed by Holdings' equity holders, Holdings and the various operating subsidiaries of Holdings became the Company’s wholly owned subsidiaries, with the equity holders of each of such blocker entities and Holdings and Spartacus’ stockholders becoming stockholders in NextNav.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP. All intercompany transactions have been eliminated in consolidation.

Use of Estimates

In preparing the consolidated financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period and accompanying notes. These estimates include those related to the useful lives and recoverability of long-lived and intangible assets (including goodwill), valuation of common stock warrants, income taxes and equity-based compensation, among others. NextNav bases estimates on historical experience, anticipated results and various other assumptions, including assumptions of future events, it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets, liabilities, equity, revenue and expenses, that are not readily apparent from other sources. Actual results and outcomes could differ materially from these estimates and assumptions.

NEXTNAV INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents and Marketable Securities

Cash and cash equivalents include all cash in banks and highly liquid investments with an original maturity of three months or less when purchased. The combined account balances held on deposit at each institution typically exceed Federal Deposit Insurance Corporation (“FDIC”) insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company seeks to reduce this risk by maintaining such deposits with high quality financial institutions that management believes are creditworthy. Further, the Company seeks to minimize its exposure to banking risk by limiting the amount of uninsured deposits and investing its excess cash in U.S. government and government agency bonds, and money market funds.

The Company invests excess cash primarily in U.S. government and government agency bonds, and money market funds. The Company classifies all marketable securities that have stated maturities of three months or less from the date of purchase as cash equivalents, and those that have stated maturities of over three months as short-term investments on the Consolidated Balance Sheets. The Company determines the appropriate classification of investments in marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company’s marketable securities are classified as trading and are measured at fair value with the related gains and losses, including unrealized, recognized in interest income (expense).

Equity Method Investment

The Company reports its investments in unconsolidated entities, over whose operating and financial policies the Company has the ability to exercise significant influence, but not control, under the equity method of accounting. Judgment regarding the level of influence over each equity method investment includes considering key factors such as ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions.

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

The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying value of the investment may not be recoverable. If the Company determines a decline in the fair value of an equity method investment below its carrying value is other-than-temporary, an impairment is recorded. Determining fair value involves significant judgment. The Company’s estimates consider alternative evidence including, but not limited to, general economic conditions and other relevant factors. The Company did not recognize any impairment losses for its equity method investments for the year ended December 31, 2022.

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

NEXTNAV INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s lease agreements generally contain lease and non-lease components. Payments under the lease arrangements are primarily fixed. Non-lease components primarily include payments for utilities and maintenance. The Company combines fixed payments for non-lease components with lease payments and accounts for them together as a single lease component which increases the amount of the Company’s lease assets and liabilities. Certain lease agreements contain variable payments, which are expensed as incurred and not included in the lease assets and liabilities. These amounts include payments for common area maintenance.

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

Property and Equipment, Network under Construction and Intangible Assets

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

NextNav records asset retirement obligations associated with the contractually required removal of property and equipment assets from leased properties. When an asset retirement obligation is identified, NextNav records the fair value of the obligation discounted at present value as a liability. The fair value of the obligation is also capitalized as property and equipment, which is amortized over the estimated remaining useful life of the associated asset. Accretion expense on the liability is recognized over the estimated life of the related assets. The carrying value of asset retirement obligations as of December 31, 2022 is classified in other long-term liabilities.

Asset retirement obligations for the years ended December 31, 2022 and 2021 were:

	Year Ended December 31,
	2022	2021
	(in thousands)
Beginning Balance	$975	$590
Liabilities incurred	6	185
Liabilities settled	(18)	(36)
Change in estimates	128	—
Accretion	56	236
Ending Balance	$1,147	$975

Depreciation and Amortization are computed using the straight-line method over the estimated useful lives of the assets as follows:

Pinnacle and TerraPoiNT network assets	5–8 years
Office equipment, furniture and internal use software	2–5 years
Leasehold improvements	Shorter of the useful life or lease term
Acquired finite-lived intangible assets	12 years

NEXTNAV INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Software developed for internal use, with no substantive plans to market such software at the time of development, are capitalized and included in intangible assets in the Consolidated Balance Sheets. Costs incurred during the preliminary planning and evaluation and post implementation stages of the project are expensed as incurred. Costs incurred during the application development stage of the project are capitalized. In 2022 and 2021, the Company capitalized $0.6 million and $0.2 million, respectively, of development costs related to internal use software.

Internal use software is amortized over a 3 year useful life. Amortization of internal use software was $0.4 million and $0.3 million for the year ended December 31, 2022 and December 31, 2021, respectively.

Acquired finite-lived intangible assets

Acquired finite-lived intangible assets primarily includes proprietary technology and software. See Note 3 — Acquisition.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company operates as one reporting unit. When testing goodwill for impairment, the Company may first perform an optional qualitative assessment. If the Company determines it is not more likely than not the reporting unit’s fair value is less than its carrying value, then no further analysis is necessary. If the Company determines that it is more likely than not that the fair value of its reporting unit is less than its carrying amount, then the quantitative impairment test will be performed. Under the quantitative impairment test, if the carrying amount of the Company’s reporting unit exceeds its fair value, the Company will recognize an impairment loss in an amount equal to that excess but limited to the total amount of goodwill. Nogoodwill impairment was recorded for the year ended December 31, 2022. The following summarizes our goodwill activities (in millions):

Goodwill - January 1, 2022	$—
New acquisition (See Note 3 — Acquisition)	16,317
Changes in foreign exchange rates	1,176
Goodwill - December 31, 2022	$17,493

Impairment

NextNav’s long-lived assets, including property and equipment, network under construction, intangible assets and right-of-use lease assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, impairment is determined by comparing the carrying value of these long-lived assets to management’s probability weighted estimate of the future undiscounted cash flows expected to result from the use of the asset or asset group. In the event an impairment exists, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset group. For the years ended December 31, 2022, and 2021, the Company determined that no events or changes in circumstances existed that would indicate any impairment of its long-lived assets.

NEXTNAV INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Based on its qualitative assessment performed for the years ended December 31, 2022 and 2021, NextNav concluded that it was not more likely than not that the fair value of its indefinite-lived asset is less than its carrying amount, and as such, no impairment exists.

Acquisitions

The Company accounts for its acquisitions using the acquisition method of accounting. The purchase price is attributed to the fair value of the assets acquired and liabilities assumed. Transaction costs directly attributable to the acquisition are expensed as incurred. Identifiable assets and liabilities acquired or assumed are measured separately at their fair values as of the acquisition date. The excess of the purchase price of acquisition over the fair value of the identifiable net assets of the acquiree is recorded as goodwill. The results of businesses acquired are included in the Company’s consolidated financial statements from the date of acquisition.

When the Company issues stock-based or cash awards to an acquired company’s shareholders, the Company evaluates whether the awards are consideration or compensation for post-acquisition services. The evaluation includes, among other things, whether the vesting of the awards is contingent on the continued employment of the acquired company’s stockholders beyond the acquisition date. If continued employment is required for vesting, the awards are treated as compensation for post-acquisition services and recognized as expense over the requisite service period.

Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates, including the selection of valuation methodologies, estimates of future revenue and cash flows, discount rates, and selection of comparable companies. The estimates and assumptions used to determine the fair values and useful lives of identified intangible assets could change due to numerous factors, including market conditions, technological developments, economic conditions, and competition. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. In addition, uncertain tax positions, tax-related valuation allowances and pre-acquisition contingencies are initially recorded as of the acquisition date. The Company continues to collect information and reevaluates these estimates and assumptions quarterly and records any adjustments to the Company’s preliminary estimates to goodwill provided that the Company is within the measurement period. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded in the Company’s consolidated statement of operations. In connection with the determination of fair values, the Company may engage a third-party valuation specialist to assist with the valuation of intangible and certain tangible assets acquired and certain assumed obligations.

NEXTNAV INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-controlling Interests

The non-controlling interest in the Company’s consolidated financial statements for year ended December 31, 2022 represents the warrants for Nestwave, SAS (“Nestwave”) shares that were owned by the selling shareholders. See Note 3 — Acquisition. Holders of the warrants do not have the right to income or obligation to losses, and the Company did not attribute any net loss to the non-controlling interests for the year ended December 31, 2022.

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

NextNav recognizes equipment sales and the related costs when control of the equipment passes to the customer, typically upon shipment. The Company has made an accounting policy election to account for shipping activities, consisting of direct costs to ship products performed after the control of a product has been transferred to the customer, in cost of goods sold. Customers do not have rights of return without NextNav’s prior consent. Revenue pursuant to licensing agreements for NextNav’s technology represents performance obligations that are satisfied over time. NextNav recognizes revenue from initial integration services and ongoing services ratably over the periods in which the services are provided; the related costs are expensed as incurred.

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables, and deferred revenue on the Consolidated Balance Sheets. The Company bills amounts under its agreed-upon contractual terms at periodic intervals for services, upon shipment for equipment, or upon achievement of contractual milestones or as work progresses. Billing may occur subsequent to revenue recognition, resulting in accounts receivable. The Company may also receive payments from customers before revenue is recognized, resulting in deferred revenue. Additionally, the Company had performance obligations associated with commitments in customer contracts for future services that have not yet been recognized in our financial statements.

The following table presents the Company’s revenue disaggregated by category and source:

	Year Ended December 31,
	2022	2021
	(in thousands)
Commercial	$3,499	$400
Government contracts	32	303
Equipment sales	395	37
Other	—	23
Total revenue	$3,926	$763

NEXTNAV INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contract Balances

Accounts receivable are billed and unbilled amounts related to the Company’s rights to consideration as performance obligations are satisfied when the rights to payment become unconditional but for the passage of time. As of December 31, 2022 and 2021 the Company’s accounts receivable balances were $2.2 million and $1.7 million, respectively.

Contract liabilities relate to amounts billed in advance, or advance consideration received from customers, for which transfer of control of the good or service occurs at a later point in time. As of December 31, 2022 and 2021, the Company’s contract liabilities balances were  $0.1 million and $1.6 million, respectively.

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

The following details the amount of stock-based compensation included in cost of goods sold, research and development, and selling, general and administrative expenses:

	Year Ended December 31,
	2022	2021
	(in thousands)
Cost of goods sold	$2,389	$232
Research and development	6,743	621
Selling, general and administrative	17,369	822
Total stock-based compensation expense	$26,501	$1,675

NEXTNAV INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The determination of the diluted weighted average shares is included in the following calculation of EPS:

	Year Ended December 31,
	2022	2021
	(in thousands, except per share amounts)
Numerator
Net loss	$40,116	$144,666
Less cumulative change in redemption value of preferred units	—	13,831
Net loss attributable to common stockholders	$40,116	$158,497
Denominator
Weighted average shares – basic and diluted	101,029	23,561
Basic and diluted loss per share	$0.40	$6.73

The following details anti-dilutive unvested restricted stock units, as well as the anti-dilutive effects of the outstanding warrants, stock options and preferred units:

	December 31,
	2022	2021
	(in thousands)
Antidilutive Shares Excluded
Warrants	18,750	18,750
Stock Options	2,293	1,950
Unvested Restricted Stock Units	2,380	2,896
Unvested Restricted Stock Awards	208	1,070

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

Net transaction gains (losses) from foreign currency contracts recorded in the Consolidated Statements of Comprehensive Loss were immaterial for the fiscal years ended December 31, 2022 and 2021. The only component of other comprehensive loss is currency translation adjustments for all periods presented. No income tax expense was allocated to the currency translation adjustments.

Segments

NextNav operates as one operating segment. NextNav’s chief operating decision maker is its Chief Executive Officer, who reviews financial information presented on an entity-wide basis for purposes of making operating decisions, assessing financial performance and allocating resources. Substantially all long-lived tangible assets are located in the United States, except for the acquired intangible assets. See Note 3— Acquisition.

For the year ended December 31, 2022, two customers accounted for 83% and 10% of total revenue. For the year ended December 31, 2021, three customers accounted for 40%, 31%, and 19% of total revenue.

NEXTNAV INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to recognize lease assets and lease liabilities on the Consolidated Balance Sheet for those leases classified as operating leases under current U.S. GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the Consolidated Balance Sheet. The new guidance also requires qualitative and quantitative disclosures related to the nature, timing and uncertainty of cash flows arising from leases. In July 2018, the FASB amended the new lease standard which, among other changes, allows a company to elect to adopt ASU 2016-02 using a transition option whereby a cumulative effect adjustment is recorded to the opening balance of its retained earnings on the adoption date. The Company has elected to use this modified retrospective transition option and recorded a cumulative effect adjustment to retained earnings of $0.5 million, net of tax, as of January 1, 2022. The Company also elected certain practical expedients permitted under the transition guidance, including to retain the historical lease classification as well as relief from reviewing expired or existing contracts to determine if they contain leases. The adoption of ASU 2016-02 resulted in the recognition of operating lease right-of-use assets and liabilities of $13.4 million and $10.5 million, respectively. The standard did not have a significant effect on the Condensed Consolidated Statements of Comprehensive Loss and Cash Flows. See Note 5 for additional lease disclosures.

In December 2019, the FASB issued ASU 2019-02, Simplifying the Accounting for Income Taxes (Topic 740) (“ASU 2019-12”), which is intended to improve consistency and simplify several areas of existing guidance. ASU 2019-12 removes certain exceptions to the general principles related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 is effective for the Company’s fiscal year beginning January 1, 2022. The Company adopted this ASU as of January 1, 2022. The adoption did not have a material impact on the consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). The ASU requires an acquiring entity to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606 Revenue from Contracts with Customers, rather than at fair value. The Company early adopted this ASU in the fourth quarter of 2022 and the adoption did not have a material impact on the consolidated financial statements.

Recent Accounting Developments Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326) (“ASU 2016-13”), which requires that an entity measure and recognize expected credit losses for financial assets held at amortized cost and replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that requires consideration of a broader range of information to estimate credit losses. The guidance also modifies the impairment model for available-for-sale debt securities. ASU 2016-13 is effective for the Company’s fiscal year beginning January 1, 2023. The Company is continuing to assess the potential impacts of ASU 2016-13 on its financial statements and expects the impact to be immaterial.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

NEXTNAV INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Acquisition

On October 31, 2022 (the “Closing Date”), the Company completed the acquisition of all outstanding equity in Nestwave, a privately held French company that is a global leader in low-power geolocation. The acquisition is expected to significantly accelerate the availability of resilient 3D position, navigation and timing, release the underlying spectrum’s capacity for additional data-oriented services and enables broader penetration of NextNav’s applications and technology across the handset and device ecosystem for all of its products and target markets. The acquisition is accounted for under the acquisition method of accounting in accordance with ASC 805.

The Company acquired Nestwave for $21.6 million, net of cash acquired of $0.4 million. The purchase price for financial reporting purpose includes $3.2 million cash paid upfront and $0.8 million payable on or prior to first anniversary of the Closing Date, an aggregate of 5,170,495 shares of the Company's common stock valued at $17.7 million, and cash contingent consideration of up to $0.3 million. The fair value of the Company's common stock was determined on the basis of its closing market price on the Closing Date. Contingent consideration was measured based on government grants and tax credits Nestwave expects to receive, and will be settled within one year of Closing Date. During the fourth quarter of 2022, there was no change to the fair value estimate of contingent consideration liability. The Company paid $0.1 million in cash to settle a portion of the contingent consideration liability. The Company incurred acquisition-related costs of $0.9 million associated with the acquisition and were included in the selling, general and administrative expenses in the 2022 Consolidated Statements of Comprehensive Loss.

The earnings of Nestwave have been included in the consolidated financial statements of the Company beginning November 1, 2022. The pro forma financial information, assuming the acquisition had taken place on January 1, 2021, as well as the revenue and earnings generated during the period after the acquisition date, were not material for separate disclosure and, accordingly, have not been presented.

The fair value measurements of the identified intangible assets on acquisition date were based primarily on significant unobservable inputs and thus represent a Level 3 measurement as defined in ASC 820 Fair Value Measurements. The fair values of technology and software were determined using the replacement cost method under the cost approach. The excess of the purchase price over the fair value of the tangible net assets and intangible assets acquired was recognized as goodwill and is attributable to a number of business factors, including but not limited to, the acquired workforce and expanded market opportunities when integrating Nestwave’s software and technology with the Company’s other offerings. Goodwill generated from the acquisition is not deductible for tax purposes.

           As of the acquisition date, the purchase price assigned to the acquired assets and assumed liabilities is summarized as follows. The purchase price allocation is preliminary and subject to revision as additional information about deferred taxes becomes available. Although final determination may result in different asset and liability fair values, it is not expected that such differences will be material to understanding the impact of the transaction on the financial results of the Company.

(in thousands)
Cash acquired	$433
Other current assets	436
Property and equipment	69
Other noncurrent assets	50
Intangible assets:
Technology	541
Software	5,128
Goodwill	16,317
Total assets acquired	$22,974
Current liabilities	760
Noncurrent liabilities	501
Net assets acquired	$21,713

The estimated useful lives of the identified finite-lived intangible assets from the acquisition is 12 years for technology and software.

NEXTNAV INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain shareholders of Nestwave hold warrants for Nestwave shares that remained unexercised and outstanding as of the Closing Date. The Company and the holders of unexercised warrants entered into Put & Call Option Agreements whereas upon exercising the warrants, the Company will issue a total of 1.1 million shares of Common Stock in exchange for Nestwave shares to the exercising warrant holders. The Company recognized the warrants at acquisition date fair value of $3.9 million as non-controlling interests in the Company’s Consolidated Balance Sheet as of December 31, 2022. For the year ended December 31, 2022, 6,000 warrants for Nestwave shares were exercised and 5,961 shares of Common Stock were issued.

4. Property, Equipment, Network Under Construction, and Intangible Assets

Property and equipment and network under construction consisted of the following:

	Year Ended December 31,
	2022	2021
	(in thousands)
Network under construction	$3,574	$494
TerraPoiNT network	16,961	16,620
Office equipment, furniture, and leasehold improvements	1,609	1,270
Pinnacle network	6,581	6,581
Accumulated depreciation	(5,971)	(2,714)
Property and equipment, net	$22,754	$22,251

Depreciation expense on property and equipment was $3.3 million and $1.5 million for the years ended December 31, 2022 and 2021, respectively.

Network under construction consisted of a tower and rooftop network of beacons with total balances of $3.6 million and $0.5 million as of December 31, 2022 and 2021, respectively. There was no depreciation expense on network under construction in 2022 or 2021. No impairment was recorded for the years ended December 31, 2022 or 2021.

Intangible assets as of December 31, 2022 consist of the following (in thousands):

	Gross Amount	Accumulated Amortization	Net Carrying Value
Indefinite-Lived intangible assets	$3,467	$—	$3,467
Acquired Software	6,999	1,561	5,438
Acquired Technology	580	8	572
Internal Use Software	1,560	640	920
	$12,606	$2,209	$10,397

NEXTNAV INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average remaining useful lives of acquired software and acquired technology were 11.9 years as of December 31, 2022.

Intangible assets as of December 31, 2021 consist of the following (in thousands):

	Gross Amount	Accumulated Amortization	Net Carrying Value
Indefinite-Lived intangible assets	$3,467	$—	$3,467
Acquired Software	1,484	1,484	—
Internal Use Software	948	320	628
	$5,899	$1,804	$4,095

Amortization expense on intangible assets was $0.4 million and $0.3 million for the years ended December 31, 2022 and 2021, respectively. Future amortization is expected as follows:

2023	$887
2024	887
2025	681
2026	506
2027 and thereafter	3,969
$6,930

5. Leases

All leases were classified as operating leases as of December 31, 2022 and 2021.

Components of operating lease expense were as follows (in thousands):

Year ended December 31, 2022
Operating lease cost	$4,126
Variable lease cost	$107
Short-term lease cost	$232

Supplemental information related to operating leases was as follows (in thousands):

Year ended December 31, 2022
Operating cash flows from operating leases	$3,899
Right-of-use assets obtained in exchange for new operating lease liabilities	$9,598

As of December 31, 2022, the Company's operating leases had a weighted average remaining lease term of 4.1 years and a weighted average discount rate of 4.7%.

NEXTNAV INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future lease payments under operating leases as of December 31, 2022 were as follows (in thousands):

2023	$2,830
2024	1,927
2025	1,473
2026	1,237
2027	472
Thereafter	719
Total undiscounted future lease payments	$8,658
Less imputed interest	836
Total lease liability balance	$7,822

As of December 31, 2022, the Company has entered into leases that have not yet commenced with future lease payments of $2.3 million that are not yet recorded on the Condensed Consolidated Balance Sheet. These leases will commence between the first quarter and the third quarter of 2023 with non-cancelable lease terms of 3 to 5 years.

Supplemental Information for Comparative Periods

As of December 31, 2021, prior to the adoption of ASU 2016-02, future minimum payments under operating leases were as follows (in thousands):

For the Twelve Months Ended December 31,
2022	$3,335
2023	$2,400
2024	$1,548
2025	$1,109
Thereafter	$1,581

During the twelve months ended December 31, 2021, rent expense was $13.6 million.

In October 2019, the Company entered into a series of agreements with AT&T. The Company’s obligations to AT&T include providing certain equipment to AT&T in exchange for two thousand dollars in cash consideration. The equipment provided to AT&T is installed on real estate owned or leased by AT&T. NextNav’s exclusive right to access, use and manage the equipment for 7 years (subject to earlier termination after 3 years in certain circumstances) represents continuing involvement in real estate, and the Company recognized the failed sale leaseback under the financing method, with the equipment provided to AT&T remained within property & equipment on the Consolidated Balance Sheets.

6. Equity Method Investment

As of December 31, 2022, the Company’s total ownership of MetCom Inc., a privately-owned Japanese joint stock company (kabushiki kaisha) (“MetCom”), consisted of 702,334 shares representing ownership of 14.8%. The Company provides licenses to its technology, infrastructure and subscriber equipment to MetCom to support MetCom’s efforts in commercializing terrestrial positioning technology (both TerraPoiNT and Pinnacle) in Japan. Due to the technological dependencies, the Company's equity ownership and representation on MetCom's board of directors, the Company has significant influence, but not controlling interest, over MetCom. The Company’s investment in MetCom is accounted for under the equity method. The basis difference in the Company’s cost basis and the basis reflected at the investee entity level is allocated to equity method goodwill and is not amortized. The Company recognized a loss of $0.2 million in the year ended December 31, 2022 in other income (expenses). The carrying value of the Company's investment in MetCom was $0.9 million as of December 31, 2022 and is classified in other long-term assets. As of December 31, 2022, the Company had $0.3 million in accounts receivable from MetCom.

The Company holds a warrant (the “Warrant”) issued by MetCom which entitles the Company to purchase additional shares at an exercise price of JPY10 per share, such that the Company may obtain an aggregate total of 33% of MetCom common stock on an “as-converted” basis. The Warrant is subject to certain vesting conditions which were not met as of December 31, 2022; therefore, the Warrant was not exercisable.

NEXTNAV INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Accrued Liabilities

Accrued liabilities consisted of the following:

	Year Ended December 31,
	2022	2021
	(in thousands)
Accrued salary and other employee liabilities	$2,420	$2,423
Accrued legal and professional services	387	1,540
Other accrued liabilities	2,434	637
Total	$5,241	$4,600

8. Warrants and Warrant Liability

As of December 31, 2022, NextNav had 18,749,990 warrants outstanding including: (a) 9,9999,990 public warrants sold in connection with Spartacus’ initial public offering (the “Public Warrants”) and (b) 8,750,000 warrants issued to Sponsor in a private placement on the initial public offering closing date (the “Private Placement Warrants”). The Private Placement Warrants are classified as a liability on the Company’s Consolidated Balance Sheet as of December 31, 2022. As of December 31, 2022, the Company recorded $24.7 million to the Consolidated Statement of Comprehensive Loss as a fair value adjustment for the Private Placement Warrants.

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

NEXTNAV INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Fair Value

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

The following table presents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
	(in thousands)
December 31, 2022
Cash and Cash Equivalents - Money Market Funds	$95	$—	$—	$95
Cash and Cash Equivalents - U.S. Government Agency Bonds	—	36,509	—	36,509
Short term investments - U.S. Government Agency Bonds	—	8,216	—	8,216
Warrants	—	—	4,200	4,200

December 31, 2021
Warrants	$—	$—	$28,875	$28,875

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

Level 3 Liabilities

The Company engaged a third-party valuation firm to assist with the fair value analysis of the warrants. The analysis used commonly accepted valuation methodologies and best practices to determine the fair value of the equity, in accordance with fair value standards and U.S. GAAP. For the Private Placement Warrants that were outstanding as of December 31, 2022 and 2021, NextNav used a Monte Carlo simulation model. The following table shows the assumptions used in each respective model:

NEXTNAV INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2022	December 31, 2021
	Values	Values
Stock Price	$2.93	$8.76
Strike price	$11.50	$11.50
Holding Period/Term (years)	3.82	4.80
Volatility	62.00%	52.90%
Expected dividends	None	None
Risk-Free Rate	4.13%	1.23%
Fair value of warrants	$0.48	$3.30

The table below provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3).

Warrants:	(in thousands)
Balance as of January 1, 2022	$28,875
Fair value adjustment of Private Placement Warrants	(24,675)
Balance as of December 31, 2022	$4,200

10. Common Stock and Convertible Preferred Units

Common Stock

In connection with the Business Combination, NextNav amended and restated its certificate of incorporation. As of December 31, 2022, NextNav had authorized the issuance of 600,000,000 shares of capital stock, par value, $0.0001 per share, consisting of (a) 500,000,000 shares of common stock and (b) 100,000,000 shares of undesignated preferred stock. As of December 31, 2022, NextNav had 106,418,442 shares of common stock issued and 106,417,265 shares of common stock outstanding.

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

NEXTNAV INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Equity-Based Compensation

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

NextNav 2021 Omnibus Incentive Plan

In October 2021, the Company adopted the NextNav 2021 Omnibus Incentive Plan (the “Omnibus Plan”). The Omnibus Plan became effective upon consummation of the Business Combination and succeeds the Incentive Plan. Upon adoption of the Omnibus Plan, a total of 12,818,902 shares were approved to be issued as stock options and restricted stock awards under the Omnibus Plan. In addition, the Omnibus Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year beginning with the 2022 fiscal year, equal to the lesser of: (i) 5,636,259 shares; or (ii) a lesser number of shares as determined by the Company’s Board of Directors. The vesting period of awards granted under the Omnibus Plan is determined by the Board of Directors, although, for service-based awards vesting has historically been generally ratably over a four-year period. As of December 31, 2022, a total of 10,481,162 shares were available for future issuance under the Omnibus Plan.

NEXTNAV INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Assumptions used in determining the fair value of Stock Options issued each year are as follows:

	Year Ended December 31,
	2022	2021
Expected volatility	52.9%	51.21%
Expected term (years)	6.25	6.25
Expected dividends	None	None
Risk-free rate	1.83%	1.34%

The following table summarizes stock option activity under the Omnibus Plan:

	Number of Shares	Weighted Average Exercise Price per Unit	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
	(in thousands, except per share data)
Outstanding at December 31, 2021	1,950	$0.54	$8.15	$16,519
Granted	561	7.52	—	—
Cancelled	94	1.00	—	—
Expired	7	6.97	—	—
Exercised	117	0.48	—	—
Options outstanding at December 31, 2022	2,293	$2.22	$8.04	$4,464
Options exercisable at December 31, 2022	1,296	$0.44	$7.64	$3,357
Options exercisable at December 31, 2021	1,146	$0.45	$8.36	$9,526
Unvested at December 31, 2022	997	$4.52	$8.56	$1,107
Unvested at December 31, 2021	804	$0.67	$8.73	$6,503

The weighted average grant date fair value of options granted during the years ended December 31, 2022 and 2021 was $6.98 and $4.83, respectively. The intrinsic value of options exercised during the years ended December 31, 2022 and 2021 was $0.3 million and $8.5 million, respectively.

As of December 31, 2022, the total compensation cost related to nonvested awards not yet recognized was $2.97 million and the weighted-average period over which it is expected to be recognized was 2.43 years.

Equity-based compensation expense of $1.4 million and $1.2 million related to stock options equity awards was recognized during the years ended December 31, 2022 and 2021, respectively.

NEXTNAV INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Awards and Restricted Stock Units

The Company’s restricted stock awards are comprised of Restricted Stock Awards (“RSAs”) and Restricted Stock Units (“RSUs”). The following table summarizes RSA and RSU activity during the year ended December 31, 2022:

	Restricted Stock Units	Restricted Stock Awards	Total Restricted Awards	Weighted-Average Grant-Date Fair Value
	(in thousands, except per share data)
Units nonvested at January 1, 2022	2,896	1,070	3,966	$9.20
Units granted in 2022	842	270	1,112	4.78
Units cancelled in 2022	97	57	154	6.34
Units vested in 2022	1,261	1,075	2,336	9.25
Units nonvested at December 31, 2022	2,380	208	2,588	$7.61

The grant date fair value of RSAs and RSUs granted during the year ended December 31, 2022 was $5.3 million. The total fair value of RSAs and RSUs vested upon grant and vested during the year ended December 31, 2022 was $21.6 million.

As of December 31, 2022, the total compensation cost related to RSAs and RSUs not yet recognized was $16.7 million and the weighted-average period over which it is expected to be recognized was 1.00 years.

Equity-based compensation expense of $25.1 million related to the RSAs and RSUs was recognized during the year ended December 31, 2022.

12. Commitments and Contingencies

Litigation and Legal Matters

From time to time, the Company may be party to litigation and other legal matters incidental to the conduct of its business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company accrues liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of December 31, 2022, the Company was not involved in any such matters, individually or in the aggregate, which management believes would have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.

NEXTNAV INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Income Taxes

As disclosed Note 1, on October 28, 2021, the Company became the owner of Holdings and the various operating subsidiaries of Holdings. Holdings is taxed as a partnership, and as such is generally not subject to federal, state, or local income tax directly. Rather, its members are subject to income taxations based on the member’s portion of Holdings’ income or loss. Accordingly, in addition to the Company’s operating activities, the Company will also incur income taxes on its allocable share of any net taxable income of Holdings.

Holdings’ non-operating subsidiary, CommLabs, Inc., is taxed as a U.S. corporation. Holdings, through its subsidiaries, also owns an Indian subsidiary, Commlabs Technology Centre Pvt. Ltd. (“Commlabs India”), which is taxed as a corporation in India and, as such, is subject to Indian entity-level income tax. Additionally in October of 2022, the Company acquired Nestwave, which is taxed as a corporation in France and as such is subject to French entity-level income tax.

U.S. and international components of (loss) income before income taxes were comprised of the following for the periods indicated:

	Year Ended December 31,
	2022	2021
	(in thousands)
United States	$(40,012)	$(144,811)
Foreign	(132)	197
Total	$(40,144)	$(144,614)

The (benefit from) provision for income taxes consisted of the following for the periods indicated:

	Year Ended December 31,
	2022	2021
	(in thousands)
Benefit (Provision) for income taxes:
Current:
Federal	$—	$—
State	(1)	—
Foreign	(90)	(52)
Total current	$(91)	$(52)
Deferred:
Federal	—	—
State	—	—
Foreign	119	—
Total deferred	$119	$—
Provision (benefit) for income taxes:	$28	$(52)

NEXTNAV INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The benefit from or provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to the Company’s loss or income before income taxes as follows for the periods indicated:

	Year Ended December 31,
	2022	2021
Income Tax Expense at Federal Statutory Rate	21.0%	21.0%
Permanent items	12.61%	(1.87)%
State taxes, net of federal tax effect	4.38%	1.85%
Book income not subject to tax	-%	(3.63)%
Change in Valuation Allowance	(34.93)%	(17.39)%
Other permanent differences	(4.77)%	0.00%
Rate change	1.78%	-%
Effective income tax rate	0.07%	(0.04)%

The change in the Company’s effective tax rate in 2022, as compared to the prior year, was primarily due to the change in pre-tax book income earned by Commlabs India and the acquisition of Nestwave. Additionally, the difference in the Company’s effective tax rate to the statutory rate is driven by the need for a full valuation allowance in the U.S.

The Tax Cuts and Jobs Act enacted in December of 2017 requires certain Global Intangible Low Income (“GILTI”) earned by a controlled foreign corporation (“CFC”) to be included in the gross income of the CFC’s U.S. shareholder.  The Company has elected the “period cost method” and treats taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred.

As of December 31, 2022, the Company has accumulated undistributed earnings generated by Commlabs India of approximately $0.2 million. The Company has an accumulated deficit with respect to Nestwave. Because all of these earnings generated by Commlabs have previously been subject to the one-time transition tax on foreign earnings required by the Tax Cuts and Jobs Act of 2017, any additional taxes due with respect to such earnings or the excess of the amount for financial reporting over the tax basis of the Company’s foreign investments would generally be limited to foreign and state taxes. The Company intends, however, to indefinitely reinvest these earnings and expects future U.S. cash generation to be sufficient to meet future U.S. cash needs.

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities were as follows for the periods indicated:

	Year Ended December 31,
	2022	2021
	(in thousands)
Deferred tax assets, net
Net operating loss carryforwards	$19,316	$8,656
Stock Compensation	765	384
Basis in underlying investments	70,148	65,810
Other Deferred Balances	116	—
Gross deferred tax assets	$90,345	$74,850
Valuation allowance	(88,874)	(74,850)
Deferred tax assets, net of valuation allowance	$1,471	$—
Deferred tax liabilities
Intangibles	(1,497)	—
Total deferred tax liabilities	$(1,497)	$—
Total net deferred tax (liability) asset	$(26)	$—

NEXTNAV INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On the basis of this evaluation, as of December 31, 2022, a valuation allowance of $88.9 million has been recorded because management has concluded that it is more likely than not that such DTA will ultimately not be realized. The amount of the DTA considered realizable, however, could be adjusted in future years if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

As of December 31, 2022 and 2021 the Company did not have any unrecognized income tax benefits.

The Company has U.S. income tax net operating loss (“NOL”) carryforwards of $76.0 million and $36.4 million as of December 31, 2022, and 2021, respectively. $5.0 million of the NOL’s are expected to expire beginning in 2027 while the remaining $71.0 million can be carried forward indefinitely. The Company’s NOLs in the U.S. may be limited under Section 382 of the Internal Revenue Code (“IRC”). NOLs are limited when there is a significant ownership change as defined by the IRC Section 382. At this time, the Company expects that none of its federal NOLs will expire unutilized as a result of a limitation under Section 382.

The Company had foreign NOLs as of December 31, 2022 of $5.8 million attributable to Nestwave and an immaterial amount of state NOLs.

The Company is subject to taxation in the United States, various states within the United States, India, and France. Each jurisdiction has its own statute of limitations for making assessment of additional tax liabilities. As of December 31, 2022, due to its net operating losses, all the Company’s tax years remained open for U.S. Federal and state income tax purposes. India has a 4-year statute of limitations, so years prior to 2017 are closed.  France has a statute of limitation tax expires 3 years following the year that triggered the liability.

14. Retirement Plan

NextNav sponsors a defined contribution benefit plan to provide retirement benefits for its employees. Participants may make voluntary contributions not to exceed maximum allowable contribution amounts. NextNav made discretionary contributions and matching contributions, totaling $0.3 million for each of the years ended December 31, 2022 and 2021.

15. Subsequent Events

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

