Form 10-Q
period 2023-03-31
NEXTNAV INC.
filed 2023-05-10
CIK 1865631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

There were 107,718,313 shares of the registrant’s common stock outstanding as of May 5, 2023.

NEXTNAV INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2023

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

For additional information regarding risk factors, see Part II, Item 1A, “Risk Factors” of this quarterly report on Form 10-Q and Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022, as well as those otherwise described or updated from time to time in our other filings with the Securities and Exchange Commission (the “SEC”).

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NextNav Inc.

CONDENSED Consolidated Balance Sheets

(IN THOUSANDS, EXCEPT SHARE DATA)

	March 31, 2023 (unaudited)	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$43,813	$47,230
Short term investment	2,986	8,216
Accounts receivable	1,189	2,168
Other current assets	3,635	3,576
Total current assets	$51,623	$61,190
Network under construction	2,634	3,574
Property and equipment, net of accumulated depreciation of $6,844 and $5,971 at March 31, 2023 and December 31, 2022, respectively	20,184	19,180
Operating lease right-of-use assets	12,417	10,143
Goodwill	17,821	17,493
Intangible assets	10,602	10,397
Other assets	1,732	1,811
Total assets	$117,013	$123,788

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$656	$1,019
Accrued expenses and other current liabilities	4,993	5,241
Operating lease current liabilities	2,440	2,532
Deferred revenue	60	95
Total current liabilities	$8,149	$8,887
Warrants	7,000	4,200
Operating lease noncurrent liabilities	7,744	5,290
Other long-term liabilities	1,600	1,547
Total liabilities	$24,493	$19,924

Stockholders’ equity:
Common stock, authorized 500,000,000 shares; 107,156,831 and 106,418,442 shares issued and 107,155,654 and 106,417,265 shares outstanding at March 31, 2023 and December 31, 2022, respectively	12	12
Additional paid-in capital	791,703	787,130
Accumulated other comprehensive income	1,803	1,371
Accumulated deficit	(704,841)	(688,492)
Common stock in treasury, at cost; 1,177 shares at March 31, 2023 and December 31, 2022	(4)	(4)
Total stockholders’ equity	$88,673	$100,017
Non-controlling interests	3,847	3,847
Total liabilities and stockholders’ equity	$117,013	$123,788

See accompanying notes.

 NextNav INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended March 31,
	2023	2022
Revenue	$830	$1,199
Operating expenses:
Cost of goods sold (exclusive of depreciation and amortization)	3,023	3,037
Research and development	4,578	3,988
Selling, general and administrative	6,054	9,340
Depreciation and amortization	1,125	882
Total operating expenses	$14,780	$17,247
Operating loss	$(13,950)	$(16,048)
Other income (expense):
Interest income	469	—
Change in fair value of warrants	(2,800)	6,387
Other loss, net	(81)	(16)
Loss before income taxes	$(16,362)	$(9,677)
Benefit (Provision) for income taxes	13	(34)
Net loss	$(16,349)	$(9,711)
Foreign currency translation adjustment	432	(13)
Comprehensive loss	$(15,917)	$(9,724)
Net loss attributable to common stockholders	$(16,349)	$(9,711)
Weighted average of shares outstanding – basic and diluted	106,405	100,868
Net loss attributable to common stockholders per share - basic and diluted	$(0.15)	$(0.10)

See accompanying notes.

NextNav INC.

CONDENSED Consolidated Statements of Changes in Stockholders’ equity

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE DATA)

	Class A		Additional		Accumulated Other	Treasury	Stockholders’	Non-
	Common Stock		Paid-In	Accumulated	Comprehensive	stock,	(Deficit)	controlling	Total
	Units	Value	Capital	Deficit	(Loss)	at cost	Equity	interests	Equity
Balance, December 31, 2021	96,546,611	$11	$747,928	$(647,861)	$(121)	$—	$99,957	$—	$99,957
Impact from adoption of new accounting standards	—	—	—	(515)	—	—	(515)	—	(515)
Balance, January 1, 2022	96,546,611	$11	$747,928	$(648,376)	$(121)	$—	$99,442	$—	$99,442
Exercise of common stock options	7,325	—	26	—	—	—	26	—	26
Exercise of common warrants	10	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	7,195	—	—	—	7,195	—	7,195
Net loss	—	—	—	(9,711)	—	—	(9,711)	—	(9,711)
Foreign currency translation adjustment	—	—	—	—	(13)	—	(13)	—	(13)
Common stock received for tax withholding	(173)	—	—	—	—	(1)	(1)	—	(1)
Balance, March 31, 2022	96,553,773	$11	$755,149	$(658,087)	$(134)	$(1)	$96,938	$—	$96,938

NextNav INC.

CONDENSED Consolidated Statements of Changes in Stockholders’ equity

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE DATA)

	Class A		Additional		Accumulated Other	Treasury	Stockholders’	Non-
	Common Stock		Paid-In	Accumulated	Comprehensive	stock,	(Deficit)	controlling	Total
	Units	Value	Capital	Deficit	Income	at cost	Equity	interests	Equity
Balance, December 31, 2022	106,417,265	$12	$787,130	$(688,492)	$1,371	$(4)	$100,017	$3,847	$103,864
Vesting of RSUs	619,387	—	—	—	—	—	—	—	—
Issuance of RSAs	27,744	—	—	—	—	—	—	—	—
Exercise of common stock options	91,258	—	25	—	—	—	25	—	25
Stock-based compensation expense	—	—	4,548	—	—	—	4,548	—	4,548
Net loss	—	—	—	(16,349)	—	—	(16,349)	—	(16,349)
Foreign currency translation adjustment	—	—	—	—	432	—	432	—	432
Balance, March 31, 2023	107,155,654	$12	$791,703	$(704,841)	$1,803	$(4)	$88,673	$3,847	$92,520

See accompanying notes.

NextNav INC.

CONDENSED Consolidated Statements of Cash Flows

(UNAUDITED)

(IN THOUSANDS)

	Three Months Ended March 31,
	2023	2022
Operating activities
Net loss	$(16,349)	$(9,711)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,125	882
Equity-based compensation	3,866	7,195
Change in fair value of warranty liability	2,800	(6,387)
Realized and unrealized gain on marketable securities	16	—
Equity method investment loss	55	—
Asset retirement obligation accretion	15	12
Changes in operating assets and liabilities:
Accounts receivable	979	1,704
Other current assets	(46)	793
Other assets	27	(8)
Accounts payable	(364)	646
Deferred revenue	(34)	(1,162)
Accrued expenses and other liabilities	395	(202)
Operating lease right-of-use assets and liabilities	88	141
Net cash used in operating activities	$(7,427)	$(6,097)

Investing activities
Capitalization of costs and purchases of network assets, property, and equipment	(856)	(171)
Sale and maturity of marketable securities	5,213	—
Purchase of internal use software	(341)	(37)
Net cash provided by (used in) investing activities	$4,016	$(208)

Financing activities
Payments towards debt	(27)	—
Proceeds from exercise of stock options	26	26
Repurchase of common stocks (withholding taxes)	—	(1)
Net cash (used in) provided by financing activities	$(1)	$25
Effect of exchange rates on cash and cash equivalents	(5)	(15)
Net decrease in cash and cash equivalents	(3,417)	(6,295)
Cash and cash equivalents at beginning of period	47,230	100,076
Cash and cash equivalents at end of period	$43,813	$93,781

Non-cash financing information
Capital expenditure included in accounts payable	$591	$243

See accompanying notes.

 NextNav INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the three months ended March 31, 2023

1. Organization and Business; Business Combination

Principal Business

NextNav Inc. and its consolidated subsidiaries (collectively “NextNav” or the “Company”) delivers next generation positioning, navigation and timing (“PNT”) solutions built on a robust asset platform, including 8MHz of wireless spectrum in the 900MHz band, intellectual property and deployed network systems.  Our Pinnacle system provides “floor-level” altitude service to any device with a barometric pressure sensor, including most off-the-shelf Android and iOS smartphones. Our TerraPoiNT system is a terrestrial-based, encrypted network designed to overcome the limitations inherent in the space-based nature of global positioning system (“GPS”) through a network of specialized wide area location transmitters that broadcasts an encrypted PNT signal over our licensed spectrum.

Since its inception, NextNav has incurred recurring losses and generated negative cash flows from operations and has primarily relied upon debt and equity financings to fund its cash requirements. During the three months ended March 31, 2023 and 2022, the Company incurred net losses of $16.3 million and $9.7 million, respectively. During the three months ended March 31, 2023 and 2022, net cash used in operating activities was $7.4 million and $6.1 million, respectively. As of March 31, 2023, cash and cash equivalents and marketable securities was $46.8 million. The Company’s primary use of cash is to fund operations as NextNav continues to grow. The Company expects to incur additional losses and higher operating expenses for the foreseeable future, specifically as NextNav invests in ongoing research and development and the expansion of the TerraPoiNT network.  Management has the intent and ability to manage liquidity through the timing and extent of research and development spend, as well as other discretionary operating expenses.The Company believes that its cash and cash equivalents and marketable securities as of May 10, 2023 will be sufficient to meet its working capital and capital expenditure needs, including all contractual commitments, for the next 12 months. The Company expects to meet longer term expected future cash requirements and obligations through a combination of cash flows from operations and issuance of equity securities or debt offerings. However, this determination is based upon internal projections of operating cash flows and is subject to changes in market and business conditions. Subsequent to March 31, 2023, we received $50 million of senior secured notes in private placement. See Note 11 — Subsequent Events for further information.

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in these condensed consolidated financial statements.

Unaudited Interim Financial Information

The condensed consolidated financial statements as of March 31, 2023 are unaudited. These interim financial statements of NextNav have been prepared in accordance with U.S. GAAP and SEC instructions for interim financial information and should be read in conjunction with NextNav's Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”), which the Company filed with the SEC on March 30, 2023.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and reflect, in management’s opinion, all adjustments of a normal, recurring nature that are necessary for the fair statement of the Company’s financial position as of March 31, 2023, results of operations for the three months ended March 31, 2023 and 2022, and changes in stockholders' equity and cash flows for the three months ended March 31, 2023 and 2022, but are not necessarily indicative of the results expected for the full fiscal year or any other period.

There have been no changes to the Company’s significant accounting policies described in the 2022 Form 10-K that have had a material impact on these condensed consolidated financial statements and related notes.

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

Revenue

The following table presents the Company’s revenue disaggregated by category and source:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Commercial	$825	$1,180
Government contracts	5	10
Equipment sales	—	9
Total revenue	$830	$1,199

Contract Balances

Accounts receivable are billed and unbilled amounts related to the Company’s rights to consideration as performance obligations are satisfied when the rights to payment become unconditional but for the passage of time. As of March 31, 2023 and December 31, 2022, the Company’s accounts receivable balances were comprised of $1.2 million and $2.2 million, respectively. The Company estimates losses on accounts receivable based on expected losses, including our historical experience of actual losses. Receivables are considered impaired and written-off when it is probable that all contractual payments due will not be collected in accordance with the terms of the agreement. As of March 31, 2023 and December 31, 2022, all accounts receivable balances were current and no allowances for doubtful accounts were recorded.

Contract liabilities relate to amounts billed in advance, or advance consideration received from customers, for which transfer of control of the good or service occurs at a later point in time. As of March 31, 2023 and December 31, 2022, the Company’s contract liabilities were $60 thousand and $95 thousand, respectively.

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

The following details the amount of stock-based compensation included in cost of goods sold, research and development, and selling, general and administrative expenses:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Cost of goods sold	$538	$644
Research and development	1,600	1,794
Selling, general and administrative	1,728	4,757
Total stock-based compensation expense	$3,866	$7,195

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

The determination of the diluted weighted average shares is included in the following calculation of EPS:

	Three Months Ended March 31,
	2023	2022
	(in thousands, except per share amounts)
Numerator
Net loss attributable to common stockholders	$16,349	$9,711

Denominator
Weighted average shares – basic and diluted	106,405	100,868
Basic and diluted loss per share	$(0.15)	$(0.10)

The following details anti-dilutive unvested restricted stock units and unvested restricted stock awards, as well as the anti-dilutive effects of the outstanding warrants and stock options:

	Three Months Ended March 31,
Antidilutive Shares Excluded	2023	2022
	(in thousands)
Warrants	18,750	18,750
Stock Options	3,740	2,500
Unvested Restricted Stock Units	3,949	3,399
Unvested Restricted Stock Awards	208	1,070

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

Leases

NextNav leases office space under a non-cancellable lease as well as site leases for towers and shelters under operating leases related to its network. Site leases are entered into throughout the United States under which NextNav receives the rights to install equipment used to transmit its services over its licensed spectrum. The Company, at the inception of the contract, determines whether a contract is or contains a lease based on assessment of the terms and conditions of the contract. The Company classifies leases with contractual terms longer than twelve months as either operating or finance. The Company has elected not to recognize lease assets and liabilities for its short-term leases, which are defined as leases with an initial term of twelve months or less.

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

Acquired finite-lived intangible assets

       Acquired finite-lived intangible assets primarily includes proprietary technology and software. See Note 4 — Intangibles.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company operates as one reporting unit. When testing goodwill for impairment, the Company may first perform an optional qualitative assessment. If the Company determines it is not more likely than not the reporting unit’s fair value is less than its carrying value, then no further analysis is necessary. If the Company determines that it is more likely than not that the fair value of its reporting unit is less than its carrying amount, then the quantitative impairment test will be performed. Under the quantitative impairment test, if the carrying amount of the Company’s reporting unit exceeds its fair value, the Company will recognize an impairment loss in an amount equal to that excess but limited to the total amount of goodwill. No goodwill impairment was recorded for the three months ended March 31, 2023 and for the year ended December 31, 2022. The following summarizes our goodwill activities (in millions):

Goodwill - January 1, 2023	$17,493
Changes in foreign exchange rates	328
Goodwill - March 31, 2023	$17,821

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

Non-controlling Interests

The non-controlling interest in the Company’s condensed consolidated financial statements represents the warrants for Nestwave, SAS (“Nestwave”) shares that were owned by the selling shareholders. Holders of the warrants do not have the right to income or obligation to losses, and the Company did not attribute any net loss to the non-controlling interests for the three months ended March 31, 2023.

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

Net transaction gains (losses) from foreign currency contracts recorded in the Consolidated Statements of Comprehensive Loss were immaterial for the three months ended March 31, 2023 and 2022. The only component of other comprehensive loss is currency translation adjustments for all periods presented. No income tax expense was allocated to the currency translation adjustments.

Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326) (“ASU 2016-13”), which requires that an entity measure and recognize expected credit losses for financial assets held at amortized cost and replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that requires consideration of a broader range of information to estimate credit losses. The guidance also modifies the impairment model for available-for-sale debt securities. ASU 2016-13 is effective for the Company’s fiscal year beginning January 1, 2023. The Company adopted this ASU as of January 1, 2023. The adoption did not have a material impact on the consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

3. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2023	December 31, 2022
	(in thousands)
Accrued salary and other employee liabilities	$1,822	$2,420
Accrued legal and professional services	468	387
Other accrued liabilities	2,703	2,434
Total	$4,993	$5,241

4. Intangibles

Intangibles assets as of March 31, 2023 and December 31, 2022 consist of following (in thousands):

	March 31, 2023			December 31, 2022
	Gross Amount	Accumulated Amortization	Net Carrying Value	Gross Amount	Accumulated Amortization	Net Carrying Value
Indefinite-Lived intangible assets	$3,467	$-	$3,467	$3,467	$-	$3,467
Acquired Software	7,134	1,681	5,453	6,999	1,561	5,438
Acquired Technology	591	21	570	580	8	572
Internal Use Software	1,875	763	1,112	1,560	640	920
Total	$13,067	$2,465	$10,602	$12,606	$2,209	$10,397

The average weighted average remaining useful lives of acquired software and acquired technology were 11.6 years as of March 31, 2023.

Amortization expenses on intangibles assets was $0.3 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively. Future amortization is expected as follows:

2023	$800
2024	895
2025	832
2026	560
2027 and thereafter	4,048
$7,135

5. Equity Method Investment

As of March 31, 2023, the Company’s total ownership of MetCom Inc., a privately-owned Japanese joint stock company (kabushiki kaisha) (“MetCom”), consists of 702,334 shares representing ownership of 14.8%. The Company provides licenses to its technology, infrastructure and subscriber equipment to MetCom to support MetCom’s efforts in commercializing terrestrial positioning technology (both TerraPoiNT and Pinnacle) in Japan. Due to the technological dependencies, the Company's equity ownership and representation on MetCom's board of directors, the Company has significant influence, but not controlling interest, over MetCom. The Company’s investment in MetCom is accounted for under the equity method. The basis difference in the Company’s cost basis and the basis reflected at the investee entity level is allocated to equity method goodwill and is not amortized. The Company recognized a loss of $0.1 million in the three months ended March 31, 2023 that is recorded in other income (expenses). The carrying value of the Company's investment in MetCom was $0.8 million as of March 31, 2023 and is classified in other long-term assets. The Company had $0.2 million and $0.3 million in accounts receivable from MetCom as of March 31, 2023 and December 31, 2022, respectively.

The Company holds a warrant (the “Warrant”) issued by MetCom which entitles the Company to purchase additional shares at an exercise price of JPY10 per share, such that the Company may obtain an aggregate total of 33% of MetCom common stock on an “as-converted” basis. The Warrant is subject to certain vesting conditions which were not met as of March 31, 2023; therefore, the Warrant was not exercisable.

6. Warrants and Warrant Liability

As of March 31, 2023, NextNav had 18,749,990 warrants outstanding including: (a) 9,999,990 public warrants sold in connection with Spartacus’ initial public offering (the “Public Warrants”); and (b) 8,750,000 warrants issued in a private placement on the initial public offering closing date (the “Private Placement Warrants”).

Holders of the Public Warrants and Private Placement Warrants are entitled to acquire shares of common stock of NextNav. Each whole warrant entitles the registered holder to purchase one share at an exercise price of $11.50 per share. The Public Warrants and Private Placement Warrants expire on October 28, 2026.

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

The following table presents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
	(in thousands)
March 31, 2023
Cash and Cash Equivalents - Money Market Funds	$34,738	$—	$—	$34,738
Cash and Cash Equivalents - U.S. Government Agency Bonds	—	8,088	—	8,088
Short term investments - U.S. Government Agency Bonds	—	2,986	—	2,986
Warrants	$—	$—	$7,000	$7,000

December 31, 2022
Cash and Cash Equivalents - Money Market Funds	$95	$—	$—	$95
Cash and Cash Equivalents - U.S. Government Agency Bonds	—	36,509	—	36,509
Short term investments - U.S. Government Agency Bonds	—	8,216	—	8,216
Warrants	$—	$—	$4,200	$4,200

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

Level 3 Liabilities

The Company engaged a third-party valuation firm to assist with the fair value analysis of the warrants. The analysis used commonly accepted valuation methodologies and best practices to determine the fair value of the equity, in accordance with fair value standards and U.S. GAAP. For the Private Placement Warrants that were outstanding as of March 31, 2023 and December 31, 2022, NextNav used a Monte Carlo simulation model. The following table shows the assumptions used in each respective model:

	March 31, 2023	December 31, 2022
	Values	Values
Stock Price	$2.03	$2.93
Strike price	$11.50	$11.50
Holding Period/Term (years)	3.58	3.82
Volatility	102.00%	62.00%
Expected dividends	None	None
Risk-Free Rate	3.75%	4.13%
Fair value of warrants	$0.80	$0.48

The table below provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3).

Warrants:	(in thousands)
Balance as of December 31, 2022	$4,200
Fair value adjustment of Private Placement Warrants	2,800
Balance as of March 31, 2023	$7,000

8. Common Stock

As of March 31, 2023, NextNav had authorized the issuance of 600,000,000 shares of capital stock, par value, 0.0001 per share, consisting of (a) 500,000,000 shares of common stock and (b) 100,000,000 shares of undesignated preferred stock. As of March 31, 2023, Nextnav had 107,156,831 shares of common stock issued and 107,155,654 shares of common stock outstanding.

9. Commitments and Contingencies

Litigation and Legal Matters

From time to time, the Company is party to litigation and other legal matters incidental to the conduct of its business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company accrues liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of March 31, 2023, the Company was not involved in any such matters, individually or in the aggregate, which management believes would have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.

10. Income Taxes

The Company computes its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pretax income or loss and adjusts the provision for discrete tax items recorded in the period. A valuation allowance has been established against the Company’s U.S. federal and state deferred tax assets, which results in an annualized effective tax rate for the Company’s U.S. operations of 0%. For the three months ended March 31, 2023, the Company recorded an income tax benefit of $13 thousand related to foreign tax activity on a pretax loss of $16.4 million, resulting in an effective tax rate of 0.08%. For the three months ended March 31, 2022, the Company recorded an income tax provision of $0.03 million related to foreign tax activity on a pretax loss of $9.7 million, resulting in an effective tax rate of (0.4)%. These effective tax rates differ from the U.S. federal statutory rate primarily due to the valuation allowance against the Company’s domestic deferred tax assets.

11. Subsequent Events

The Company has completed an evaluation of all subsequent events through the date of this Quarterly Report on Form 10-Q to ensure that these financial statements include appropriate disclosure of events both recognized in the financial statements and events which occurred but were not recognized in the financial statements. The Company notes the following:

Note Purchase Agreement

On May 9, 2023, the Company entered into a Note Purchase Agreement (the “NPA”) between the Company and certain Purchasers named therein pursuant to which the Company agreed to sell to the Purchasers, in a private placement (the “Private Placement”) pursuant to Section 4(a)(2) and Regulation D under the Securities Act of 1933, as amended (the “Securities Act”), (a) $50,000,000 in aggregate principal amount of its 10% Senior Secured Notes due 2026 (the “Notes”) and (b) certain common stock purchase warrants (the “Warrants”) to purchase shares of the Company’s common stock. Pursuant to the NPA, the Purchasers have the right, but not the obligation, to purchase additional Notes, on a pro rata basis, in an aggregate principal amount of $20,000,000, to be exercisable within 30 days of the Initial Closing.

The Private Placement closed on May 9, 2023 (the “Initial Closing”). The Company received gross proceeds of $50,000,000 in the Private Placement. The Notes bear interest at an annual rate of 10% and mature on December 1, 2026. Interest on the Notes is payable semi-annually in arrears on each June 1 and December 1, commencing on December 1, 2023. The Company may elect, in its sole discretion, to pay up to 50% of the accrued and unpaid interest on the Notes due on an interest payment date in shares of its common stock (a “Common Stock Interest Payment”).

Pursuant to the NPA, the Company is obligated to issue the Warrants within five days of the Initial Closing. The aggregate number of shares of common stock to be issuable upon exercise of the Warrants (the “Warrant Shares”) is determined by (i) multiplying the aggregate principal amount of Initial Notes issued by 0.80 and (ii) dividing such amount by the Relevant Stock Price as determined in accordance with the provisions in the NPA. The exercise price per share of each Warrant will be the average of the volume-weighted average prices of the common stock for each of the ten consecutive trading days ending on and including the second trading day immediately following the Initial Closing, but in no event shall such exercise price (i) exceed (A) the average of the volume-weighted average prices of the common stock of each of the eight consecutive trading days ending on and including the date of the Initial Closing, plus (B) $0.25, or (ii) be less than (A) the average of the volume-weighted average prices of the common stock of each of the eight consecutive trading days ending on and including the date of the Initial Closing, minus (B) $0.25 (the “Relevant Stock Price”). For the avoidance of doubt, in no event will the Relevant Stock Price be less than the “Minimum Price” as defined in Rule 5635(d) of The Nasdaq Stock Market Rules. The Warrants may be exercised during the period beginning on the date falling 60 days after the Initial Closing and ending on June 1, 2027.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying quarterly unaudited condensed consolidated financial statements and our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”). Our 2022 Form 10-K includes additional information about our significant accounting policies, practices, and the transactions that underlie our financial results, as well as a detailed discussion of the most significant risks and uncertainties associated with our financial condition and operating results. In addition to historical financial information, some of the information contained in the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Actual results and outcomes could differ materially for a variety of reasons. You should review “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this Quarterly Report on Form 10-Q, as well as Item 1A, “Risk Factors” in our 2022 Form 10-K, as well as those otherwise described or updated from time to time in our other filings with the SEC, for a discussion of important factors that could cause our actual results to differ materially from the results described or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are the market leader in delivering next generation PNT solutions that overcome the limitations of existing space-based GPS, built on a robust asset platform including 8MHz of wireless spectrum in the 900MHz band, intellectual property and deployed network systems. The world increasingly requires more accurate and resilient PNT capabilities. Public safety, autonomous vehicles, eVTOLs, UAVs, and the app economy all require precise 3D location solutions. Paramedics need to know which apartment a 911 call originated from, ride hailing and delivery apps need to know precisely where you are standing.

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

We will be extending our capabilities by expanding the deployment of our TerraPoiNT system, which is a nationwide network that is designed to overcome the inherent limitations of traditional GPS. TerraPoiNT utilizes a network of specialized wide area location transmitters that broadcast an encrypted PNT signal on our licensed 900 MHz LMS spectrum with a signal that is 100,000 times stronger than GPS. TerraPoiNT is well suited for urban and indoor environments where existing GPS signals are either distorted or blocked all together. In addition, TerraPoiNT provides redundancy for GPS, which is vulnerable to spoofing and jamming. GPS redundancy is increasingly a U.S. national security priority and is a rising priority in the other parts of the world. Critical infrastructure, including communications networks and power grids, require a reliable GPS signal for accurate timing. A failure of GPS would be catastrophic, and there is no back-up today.

Since the inception of NextNav, LLC in 2007, we have secured valuable FCC licenses covering over 90% of the U.S. population for a continuous 8 MHz band of 900 MHz spectrum, filed more than 160 patents related to our systems and services, deployed the nationwide Pinnacle network and launched commercial service. In addition, we have deployed our TerraPoiNT solution in 85 markets, and TerraPoiNT received the highest scores in testing by the Department of Transportation of potential PNT back-up solutions.

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

Macroeconomic Factors

We are aware that network deployment projects are experiencing delays in schedules and potential cost increases due to a tight labor supply in the field services market. While the impact of this supply constraint is not material to the Company's network projects at this time, we continue to carefully manage labor and materials supply matters.  Additionally, there is an increased risk of financial market disruption. Management continues to actively monitor our financial condition, liquidity, operations, suppliers, industry and workforce. We expect these macroeconomic factors and their effects on our operations to continue through the remainder of 2023.

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

Results of Operations

The following table sets forth our statements of operations for the periods indicated:

	Three months ended March 31,
	2023	2022
	(in thousands)
Revenue	$830	$1,199
Operating expense:
Cost of goods sold (1)	3,023	3,037
Research and development (1)	4,578	3,988
Selling, general and administrative (1)	6,054	9,340
Depreciation and amortization	1,125	882
Total operating expenses	14,780	17,247
Operating loss	(13,950)	(16,048)
Interest income	469	—
Other income (expense)	(2,881)	6,371
Loss before income taxes	(16,362)	(9,677)
Benefit (Provision) for income taxes	13	(34)
Net loss	$(16,349)	$(9,711)

(1)

Cost of goods sold, research and development, and selling, general and administrative expense for the periods do not include depreciation and amortization, which is presented separately in the Condensed Consolidated Statements of Comprehensive Loss, but include stock-based compensation as follows:

	Three months ended March 31,
	2023	2022
	(in thousands)
Cost of goods sold	$538	$644
Research and development	1,600	1,794
Selling, general and administrative	1,728	4,757
Total stock-based compensation expense	$3,866	$7,195

Comparison of the Three Months Ended March 31, 2023 and 2022

Revenue

	Three months ended March 31,
	2023	2022	$ Change	% Change
	(in thousands)
Revenue	$830	$1,199	$(369)	(30.8)%

Revenue decreased by $0.4 million, or 31%, to $0.8 million for the three months ended March 31, 2023 from $1.2 million for the three months ended March 31, 2022. The decrease was driven by decreased revenue from technology and services contracts with commercial customers. For the three months ended March 31, 2023, one customer accounted for 86% of total revenue. For the three months ended March 31, 2022, one customer accounted for 97% of total revenue.

Operating Expense

Cost of Goods Sold (COGS)

	Three months ended March 31,
	2023	2022	$ Change	% Change
	(in thousands)
COGS	$3,023	$3,037	$(14)	(0.5)%

COGS decreased by $14 thousand, or 0.5%, to $3,023 thousand for the three months ended March 31, 2023 from $3,037 thousand for the three months ended March 31, 2022. The decrease was primarily driven by decrease in stock-based compensation expense which was partially offset by an increase in software license expenses.

Research and Development

	Three months ended March 31,
	2023	2022	$ Change	% Change
	(in thousands)
Research and development	$4,578	$3,988	$590	14.8%

Research and development expenses increased by $0.6 million, or 15%, to $4.6 million for the three months ended March 31, 2023 from $4.0 million for the three months ended March 31, 2022. The increase was primarily driven by a $0.5 million increase in payroll-related expenses driven by headcount, a $0.2 million increase of in maintenance and operational cost, and a $0.1 million increase of in software license expenses. The increases were partially offset by a $0.2 million decrease in stock-based compensation expense.

Selling, General and Administrative

	Three months ended March 31,
	2023	2022	$ Change	% Change
	(in thousands)
Selling, general and administrative	$6,054	$9,340	$(3,286)	(35.2)%

Selling, general and administrative expenses decreased by $3.3 million, or 35%, to $6.1 million for the three months ended March 31, 2023 from $9.3 million for the three months ended March 31, 2022. The decrease was primarily driven by a $3.0 million decrease in stock-based compensation, a $0.4 million decrease in directors’ and officers’ insurance, and a $0.1 million decrease in outside consulting expenses. The decreases were partially offset by a $0.1 million increase in other operational expenses and a $0.1 million increase in payroll-related expenses.

Depreciation and Amortization

	Three months ended March 31,
	2023	2022	$ Change	% Change
	(in thousands)
Depreciation and amortization	$1,125	$882	$243	27.6%

Depreciation and amortization expenses increased by $0.2 million, or 28%, to $1.1 million for the three months ended March 31, 2023 from $0.9 million for the three months ended March 31, 2022. The increase in depreciation and amortization expense is primarily attributable to placing the Pinnacle and TerraPoiNT network assets in service since the first quarter of 2022.

Interest Income

	Three months ended March 31,
	2023	2022	$ Change	% Change
	(in thousands)
Interest income	$469	$—	$469	100.0%

Interest income, which consists of interest earned on marketable securities, was $0.5 million for the three months ended March 31, 2023. We did not recognize any interest income for the three months ended March 31, 2022.

Other Income (Expense)

	Three months ended March 31,
	2023	2022	$ Change	% Change
	(in thousands)
Other income (expense)	$(2,881)	$6,371	$(9,252)	(145.2)%

Other expense was $2.9 million for the three months ended March 31, 2023 compared with other income of $6.4 million for the three months ended March 31, 2022. The change was primarily driven by the change in the fair value of warrants.

Liquidity and Capital Resources

We have incurred losses since our inception and to date have generated only limited revenue. We have primarily relied upon debt and equity financings to fund our cash requirements. During the three months ended March 31, 2023 and 2022, we incurred net losses of $16.3 million and $9.7 million, respectively. During the three months ended March 31, 2023, our net cash used in operating activities and investing activities was $7.4 million and $4.0 million, respectively. During the three months ended March 31, 2022, our net cash used in operating activities and investing activities was $6.1 million and $0.2 million, respectively. As of March 31, 2023, we had cash and cash equivalents and marketable securities of $46.8 million and an accumulated deficit of $704.8 million. We expect to incur additional losses and higher operating expenses for the foreseeable future. Our primary uses of cash are to fund our operations as we continue to grow our business. We will require a significant amount of cash for expenditures as we invest in ongoing research and development and the expansion of the TerraPoiNT network. Management has the intent and ability to manage liquidity through the timing and extent of research and development spend, as well as other discretionary operating expenses.

Managing liquidity and our cash position is a priority of the Company. We continually work to optimize our expenses in light of the growth of our business, and adapt to changes in the economic environment. We believe that our cash and cash equivalents and marketable securities as of May 10, 2023 will be sufficient to meet our working capital and capital expenditure needs, including all contractual commitments, for the next 12 months. We expect to meet longer term expected future cash requirements and obligations through a combination of cash flows from operations and issuance of equity securities or debt offerings. However, this determination is based upon internal projections of operating cash flows and is subject to changes in market and business conditions. Subsequent to March 31, 2023, we received $50 million of senior secured notes in private placement; refer to Note 11 — Subsequent Events to our condensed consolidated financial statements for the three months ended March 31, 2023 included elsewhere in the Quarterly Report on Form 10-Q for further information.

Cash Flows

The following table summarizes our cash flows for the period indicated:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net cash (used in) operating activities	$(7,427)	$(6,097)
Net cash provided by (used in) investing activities	4,016	(208)
Net cash (used in) provided by financing activities	(1)	25

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

Net cash used in operating activities during the three months ended March 31, 2023 was $7.4 million, resulting primarily from a net loss of $16.3 million adjusted for non-cash charges of $3.9 million for stock-based compensation, non-cash expense of $2.8 million for change in the fair value of warrant liability, $1.1 million for depreciation and amortization and $0.1 million for equity method investment loss. Additionally, there was a net decrease in operating assets of $1.0 million.

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

Cash Flows from Investing Activities

Net cash provided by investing activities during the three months ended March 31, 2023 was $4.0 million, representing proceeds from the sale and maturity of short term investments, partially offset by cash used for property and equipment primarily related to the deployment of the Pinnacle and TerraPoiNT network and internal use software.

Net cash used in investing activities during the three months ended March 31, 2022 was $0.2 million, representing additions to property, equipment and related installation costs primarily related to the deployment of the Pinnacle Network.

Cash Flows from Financing Activities

Net cash used in financing activities during the three months ended March 31, 2023 was $1,000, primarily reflecting repayment of debt partially offset by cash proceeds from exercise of common stock options.

Net cash provided by financing activities during the three months ended March 31, 2022 was $25,000 primarily reflecting cash proceeds from exercise of common stock options.

Critical Accounting Policies and Significant Management Estimates

For a discussion of our critical accounting policies and estimates, please refer to Item 7 under Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Form 10-K. There have been no material changes to the critical accounting policies and estimates as of March 31, 2023 as outlined in our 2022 Form 10-K, filed with the SEC on March 30, 2023.

Recently Issued and Adopted Accounting Standards

For information regarding new accounting pronouncements, and the impact of these pronouncements on our condensed consolidated financial statements, refer to Note 2 to our condensed consolidated financial statements for the three months ended March 31, 2023 included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risks from those disclosed in Part II, Item 7A of the 2022 Form 10-K.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting

As a result of the acquisition of Nestwave, we have incorporated internal controls over significant processes specific to the acquisition that we believe to be appropriate and necessary in consideration of the level of related integration. As the post-closing integration continues, we will continue to review such internal controls and processes and may take further steps to integrate such controls and processes with those of the Company.

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

You should carefully consider all of the information included in this Quarterly Report on Form 10-Q before you decide whether to invest in our securities. Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with SEC on March 30, 2023, as supplemented by the following updated risk factors. You should consult your own financial and legal advisors as to the risks entailed by an investment in our securities and the suitability of investing in our securities in light of your particular circumstances.

Many of our LMS licenses are subject to end-of-term build-out requirements maintained by the FCC and no certainty exists that we will be able to comply with the build out requirements for all of our licenses.

LMS licenses are subject to FCC rules that require licensees to make productive use of their licensed radio spectrum by a specific deadline and continue such use throughout the term of the licenses. If a licensee fails to satisfy its build-out deadlines, the FCC will declare its licenses to be null and void. Pursuant to orders issued by the FCC on January 1, 2017, July 19, 2020, and March 29, 2023, the end-of-term buildout deadlines for our FCC licenses were divided into two groups: a deadline of June 17, 2021 for our 82 licenses covering the 41 most populous Economic Areas ("EAs") in the United States and a deadline of April 3, 2023 for our 144 licenses covering our remaining 72 licensed EAs.

To comply with our build-out requirements on each of the deadlines, we were required to demonstrate for each of our LMS licenses either that the geographic area of our licensed network provides coverage of at least two-thirds of the population in each of the licensed areas or that we are providing substantial service to end users in each of our licensed areas. On February 2, 2021, we filed a waiver request with the FCC seeking approval to use a third option, demonstrating that the geographic area of our licensed network provides coverage of at least two-thirds of relatively tall buildings (those in excess of three stories) rather than two-thirds of the population. On March 29, 2023, the FCC approved the use of this tall building approach by issuing an order that concluded that two-thirds coverage of tall buildings is sufficient to qualify as substantial service.

We employed our tall building coverage approach with respect to the end-of-term build-out showings that we filed with the FCC for our 82 LMS licenses that were subject to a June 17, 2021 buildout deadline. On April 17 and 18, 2023, the FCC “accepted” (i.e., approved) the buildout showings for 78 of the 82 LMS licenses that were subject to a June 17, 2023 buildout deadline. The buildout showings for the remaining four LMS licenses that were subject to a June 17, 2023 buildout deadline remain pending before the FCC. The buildout showings for these four licenses employed a different methodology than the remaining 78 licenses. Although there is no certainty that the FCC will act favorably on these remaining four showings, we have no reason to believe that the FCC will decline to accept these buildout showings.

With respect to our 144 LMS licenses that were subject to an April 3, 2023 buildout deadline, for 64 of those licenses, we timely filed buildout showings demonstrating that the geographic area of our licensed network provides coverage of at least two-thirds of the relatively tall buildings (those in excess of three stories) in each of the 32 EAs covered by these licenses. These buildout showings are pending before the FCC. With respect to another eight LMS licenses covering four EAs, relatively brief extensions of the buildout deadline of between three to nine months were requested to address delays in the transmitter site permitting and construction process in those markets. Finally, with respect to the remaining 64 licenses covering many of the least populated EAs authorized by Progeny’s LMS licenses, requests for a two-year extension of the buildout deadlines were submitted. The two-year extension requests were based on multiple justifications that have been deemed by the FCC to be sufficient to merit the grant of such extensions in comparable cases involving other FCC licensees, although no certainty exists that the FCC will conclude that Progeny’s two-year extension requests will be similarly warranted.

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

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXTNAV INC.

Date: May 10, 2023	By:	/s/ Christian D. Gates
	Name:	Christian D. Gates
	Title:	Chief Financial Officer and Principal Financial Officer

Date: May 10, 2023	By:	/s/ Sammaad R. Shams
	Name:	Sammaad R. Shams
	Title:	Corporate Accounting Officer and Principal Accounting Officer

