Form 10-Q
period 2023-06-30
NEXTNAV INC.
filed 2023-08-09
CIK 1865631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 001-40985

NextNav Inc.

(Exact name of registrant as specified in its charter)

Delaware	87-0854654
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1775 Tysons Blvd., 5th Floor McLean, VA	22102
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (800) 775-0982

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 par share	NN	The Nasdaq Capital Market
Warrants, each to purchase one share of Common Stock	NNAVW	The Nasdaq Capital Market

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

There were 108,217,583 shares of the registrant’s common stock outstanding as of August 4, 2023.

NEXTNAV INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2023

Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “NextNav,” the “Company,” “we,” “us,” and “our” include NextNav Inc. and its subsidiaries.

i

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1034, as amended (the “Exchange Act”). Forward-looking statements include, but are not limited to, statements regarding our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future, projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, and are not guarantees of future performance. The words “may,” “anticipate,” “believe,” “expect,” “intend,” “might,” “plan,” “possible,” “potential,” “aim,” “strive,” “predict,” “project,” “should,” “could,” “would,” “will” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. These statements may relate to, but are not limited to: expectations regarding our strategies and future financial performance, including future business plans or objectives, expected functionality of our geolocation services, anticipated timing and level of deployment of our services, including our TerraPoiNT system, anticipated demand and acceptance of our services, prospective performance and commercial opportunities and competitors, the timing of obtaining regulatory approvals, ability to finance our research and development activities, commercial partnership acquisition and retention, products and services, pricing, marketing plans, operating expenses, market trends, revenue, liquidity, cash flows and uses of cash, capital expenditures, and our ability to invest in growth initiatives; our ability to realize the anticipated technical and business benefits associated with the acquisition of Nestwave (as defined below), and any subsequent mergers, acquisitions, or other similar transactions, which may be affected by, among other things, competition, and the ability of the combined business to grow and manage growth profitably; factors relating to our future operations, projected capital resources and financial position, estimated revenue and losses, projected costs and capital expenditures, prospects and plans, including the potential increase in customers on our Pinnacle network, the expansion of our services in Japan through MetCom (as defined below), and expectations about other international markets; projections of market growth and size, including the level of market acceptance for our services; our ability to adequately protect key intellectual property rights or proprietary technology; our ability to maintain our Location and Monitoring Service (“LMS”) licenses and obtain additional LMS licenses as necessary; our ability to maintain adequate operational financial resources or raise additional capital or generate sufficient cash flows, including the adequacy of our financial resources to meet our operational and working capital requirements for the 12-month period following the issuance of this report and our ability to meet longer term expected future cash requirements and obligations; our ability to develop and maintain effective internal controls; our success in recruiting and/or retaining officers, key employees or directors; expansion plans and opportunities; costs related to being a public company; our ability to maintain the listing of our securities on Nasdaq; macroeconomic factors and their effects on our operations; and the outcome of any known and unknown litigation and regulatory proceedings, as well as assumptions relating to the foregoing.

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

For additional information regarding risk factors, see Part II, Item 1A, “Risk Factors” of this quarterly report on Form 10-Q and Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 as well as those otherwise described or updated from time to time in our other filings with the Securities and Exchange Commission (the “SEC”).

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NextNav Inc.

CONDENSED Consolidated Balance Sheets

(IN THOUSANDS, EXCEPT SHARE DATA)

	June 30, 2023 (unaudited)	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$52,784	$47,230
Short term investments	32,228	8,216
Accounts receivable	1,830	2,168
Other current assets	2,933	3,576
Total current assets	$89,775	$61,190
Network under construction	2,147	3,574
Property and equipment, net of accumulated depreciation of $7,759 and $5,971 at June 30, 2023 and December 31, 2022, respectively	20,938	19,180
Operating lease right-of-use assets	18,602	10,143
Goodwill	17,739	17,493
Intangible assets	10,615	10,397
Other assets	1,652	1,811
Total assets	$161,468	$123,788

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$879	$1,019
Accrued expenses and other current liabilities	5,976	5,241
Operating lease current liabilities	2,757	2,532
Deferred revenue	64	95
Total current liabilities	$9,676	$8,887
Warrants	7,263	4,200
Operating lease noncurrent liabilities	13,762	5,290
Other long-term liabilities	1,647	1,547
Long term debt, net of debt issuance cost and discount	34,042	—
Total liabilities	$66,390	$19,924

Stockholders’ equity:
Common stock, authorized 500,000,000 shares; 108,185,714 and 106,418,442 shares issued and 108,184,537 and 106,417,265 shares outstanding at June 30, 2023 and December 31, 2022, respectively	12	12
Additional paid-in capital	810,011	787,130
Accumulated other comprehensive income	1,823	1,371
Accumulated deficit	(720,611)	(688,492)
Common stock in treasury, at cost; 1,177 shares at June 30, 2023 and December 31, 2022	(4)	(4)
Total stockholders’ equity	$91,231	$100,017
Non-controlling interests	3,847	3,847
Total liabilities and stockholders’ equity	$161,468	$123,788

See accompanying notes.

 NextNav INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$800	$1,421	$1,630	$2,620
Operating expenses:
Cost of goods sold (exclusive of depreciation and amortization)	3,142	3,001	6,165	6,038
Research and development	4,994	4,170	9,572	8,158
Selling, general and administrative	6,516	10,382	12,570	19,722
Depreciation and amortization	1,178	884	2,303	1,766
Total operating expenses	$15,830	$18,437	$30,610	$35,684
Operating loss	$(15,030)	$(17,016)	$(28,980)	$(33,064)
Other income (expense):
Interest income (expense)	(343)	109	126	109
Change in fair value of warrants	(263)	17,763	(3,063)	24,150
Other income (loss)	14	(37)	(67)	(53)
Income (loss) before income taxes	$(15,622)	$819	$(31,984)	$(8,858)
Benefit (Provision) for income taxes	(148)	8	(135)	(26)
Net income (loss)	$(15,770)	$827	$(32,119)	$(8,884)
Foreign currency translation adjustment	20	(9)	452	(22)
Comprehensive income (loss)	$(15,750)	$818	$(31,667)	$(8,906)
Net income (loss)	(15,770)	827	(32,119)	(8,884)
Net income (loss) attributable to common stockholders	$(15,770)	$827	$(32,119)	$(8,884)
Weighted average of shares outstanding – basic	106,749	101,071	106,951	99,886
Weighted average of shares outstanding – diluted	106,749	102,381	106,951	99,886
Net income (loss) attributable to common stockholders per share - basic	$(0.15)	$0.01	$(0.30)	$(0.09)
Net income (loss) attributable to common stockholders per share - diluted	$(0.15)	$0.01	$(0.30)	$(0.09)

See accompanying notes.

NEXTNAV INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE DATA)

	Class A Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury stock,	Stockholders’ (Deficit)	Non- controlling	Total
	Units	Value	Capital	Deficit	(Loss)	at cost	Equity	interests	Equity
Balance, December 31, 2021	96,546,611	$11	$747,928	$(647,861)	$(121)	$—	$99,957	$—	$99,957
Impact from adoption of new accounting standards	—	—	—	(515)	—	—	(515)	—	(515)
Balance, January 1, 2022	96,546,611	$11	$747,928	$(648,376)	$(121)	$—	$99,442	$—	$99,442
Exercise of common stock options	7,325	—	26	—	—	—	26	—	26
Exercise of common warrants	10	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	7,195	—	—	—	7,195	—	7,195
Net loss	—	—	—	(9,711)	—	—	(9,711)	—	(9,711)
Foreign currency translation adjustment	—	—	—	—	(13)	—	(13)	—	(13)
Common stock received for tax withholding	(173)	—	—	—	—	(1)	(1)	—	(1)
Balance, March 31, 2022	96,553,773	$11	$755,149	$(658,087)	$(134)	$(1)	$96,938	$—	$96,938
Vesting of RSUs	239,266	—	—	—	—	—	—	—	—
Issuance of RSUs	205,850	—	—	—	—	—	—	—	—
Exercise of common stock options	79,614	—	22	—	—	—	22	—	22
Exercise of common warrants	4,308,297	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	6,763	—	—	—	6,763	—	6,763
Net income	—	—	—	827	—	—	827	—	827
Foreign currency translation adjustment	—	—	—	—	(9)	—	(9)	—	(9)
Balance, June 30, 2022	101,386,800	$11	$761,934	$(657,260)	$(143)	$(1)	$104,541	$—	$104,541

See accompanying notes.

NextNav INC.

CONDENSED Consolidated Statements of Changes in Stockholders’ equity

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE DATA)

	Class A Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury stock,	Stockholders’ (Deficit)	Non- controlling	Total
	Units	Value	Capital	Deficit	Income	at cost	Equity	interests	Equity
Balance, December 31, 2022	106,417,265	$12	$787,130	$(688,492)	$1,371	$(4)	$100,017	$3,847	$103,864
Vesting of RSUs	619,387	—	—	—	—	—	—	—	—
Issuance of RSAs	27,744	—	—	—	—	—	—	—	—
Exercise of common stock options	91,258	—	25	—	—	—	25	—	25
Stock-based compensation expense	—	—	4,548	—	—	—	4,548	—	4,548
Net loss	—	—	—	(16,349)	—	—	(16,349)	—	(16,349)
Foreign currency translation adjustment	—	—	—	—	432	—	432	—	432
Balance, March 31, 2023	107,155,654	$12	$791,703	$(704,841)	$1,803	$(4)	$88,673	$3,847	$92,520
Vesting of RSUs	605,975	—	—	—	—	—	—	—	—
Issuance of RSAs	376,325	—	—	—	—	—	—	—	—
Exercise of common stock options	46,583	—	13	—	—	—	13	—	13
Stock-based compensation expense	—	—	3,697	—	—	—	3,697	—	3,697
Issuance of common warrants	—	—	14,598	—	—	—	14,598	—	14,598
Net loss	—	—	—	(15,770)	—	—	(15,770)	—	(15,770)
Foreign currency translation adjustment	—	—	—	—	20	—	20	—	20
Balance, June 30, 2023	108,184,537	$12	$810,011	$(720,611)	$1,823	$(4)	$91,231	$3,847	$95,078

See accompanying notes.

NextNav INC.

CONDENSED Consolidated Statements of Cash Flows

(UNAUDITED)

(IN THOUSANDS)

	Six Months Ended June 30,
	2023	2022
Operating activities
Net loss	$(32,119)	$(8,884)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,303	1,766
Equity-based compensation	8,236	13,958
Change in fair value of warranty liability	3,063	(24,150)
Realized and unrealized gain on marketable securities	(191)	—
Equity method investment loss	86	—
Asset retirement obligation accretion	33	26
Amortization of debt discount	480	—
Changes in operating assets and liabilities:
Accounts receivable	338	769
Other current assets	655	1,647
Other assets	75	56
Accounts payable	(140)	(11)
Deferred revenue	(31)	(1,622)
Accrued expenses and other liabilities	1,054	(597)
Operating lease right-of-use assets and liabilities	239	268
Net cash used in operating activities	$(15,919)	$(16,774)

Investing activities
Capitalization of costs and purchases of network assets, property, and equipment	(2,333)	(634)
Purchase of marketable securities	(30,534)	—
Sale and maturity of marketable securities	6,713	—
Purchase of internal use software	(505)	(151)
Net cash used in investing activities	$(26,659)	$(785)

Financing activities
Proceeds from senior secured notes	50,000	—
Payments towards debt issuance cost	(1,838)	—
Payments towards debt	(55)	—
Proceeds from exercise of stock options	39	48
Repurchase of common stocks (withholding taxes)	—	(1)
Net cash provided by financing activities	$48,146	$47
Effect of exchange rates on cash and cash equivalents	(14)	(42)
Net decrease in cash and cash equivalents	5,554	(17,554)
Cash and cash equivalents at beginning of period	47,230	100,076
Cash and cash equivalents at end of period	$52,784	$82,522

Non-cash financing information
Capital expenditure included in accounts payable	$225	$501
Issuance of warrants	$14,598	$—

See accompanying notes.

 NextNav INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the six months ended June 30, 2023

1. Organization and Business

Principal Business

NextNav Inc. and its consolidated subsidiaries (collectively “NextNav” or the “Company”) deliver next generation positioning, navigation and timing (“PNT”) solutions built on a robust asset platform, including 8MHz of nearly nationwide wireless spectrum in the 900MHz band, intellectual property and deployed network systems.  The Company’s Pinnacle system provides “floor-level” altitude service to any device with a barometric pressure sensor, including most off-the-shelf Android and iOS smartphones. The Company’s TerraPoiNT system is a terrestrial-based, encrypted network designed to overcome the limitations inherent in the space-based nature of global positioning system (“GPS”) through a network of specialized wide area location transmitters that broadcasts an encrypted PNT signal over the Company’s licensed spectrum.

Since its inception, NextNav has incurred recurring losses and generated negative cash flows from operations and has primarily relied upon debt and equity financings to fund its cash requirements. During the six months ended June 30, 2023 and 2022, the Company incurred net losses of $32.1 million and $8.9 million, respectively. During the six months ended June 30, 2023 and 2022, net cash used in operating activities was $15.9 million and $16.8 million, respectively. As of June 30, 2023, cash and cash equivalents and marketable securities was $85.0 million. The Company’s primary use of cash is to fund operations as NextNav continues to grow. The Company expects to incur additional losses and higher operating expenses for the foreseeable future, specifically as NextNav invests in ongoing research and development and the expansion of the TerraPoiNT network.

Managing liquidity and the Company’s cash position is a priority of the Company. The Company continually works to optimize its expenses in light of the growth of its business, and adapt to changes in the economic environment. The Company believes that the cash and cash equivalents and marketable securities as of June 30, 2023 will be sufficient to meet its working capital and capital expenditure needs, including all contractual commitments, for the next 12 months. The Company believes it will meet longer term expected future cash requirements and obligations through a combination of its existing cash and cash equivalents balances and marketable securities, cash flows from operations, and issuance of equity securities or debt offerings. However, this determination is based upon internal projections and is subject to changes in market and business conditions.

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in these condensed consolidated financial statements.

Unaudited Interim Financial Information

The condensed consolidated financial statements as of June 30, 2023 are unaudited. These interim financial statements of NextNav have been prepared in accordance with U.S. GAAP and SEC instructions for interim financial information and should be read in conjunction with NextNav’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”), which the Company filed with the SEC on March 30, 2023.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and reflect, in management’s opinion, all adjustments of a normal, recurring nature that are necessary for the fair statement of the Company’s financial position as of June 30, 2023, results of operations for the three and six months ended June 30, 2023 and 2022, and changes in stockholders’ equity and cash flows for the six months ended June 30, 2023 and 2022, but are not necessarily indicative of the results expected for the full fiscal year or any other period.

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

Revenue

The following table presents the Company’s revenue disaggregated by category and source:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Commercial	$795	$1,302	$1,620	$2,482
Government contracts	5	7	10	17
Equipment sales	—	112	—	121
Total revenue	$800	$1,421	$1,630	$2,620

Contract Balances

Accounts receivable are billed and unbilled amounts related to the Company’s rights to consideration as performance obligations are satisfied when the rights to payment become unconditional but for the passage of time. As of June 30, 2023 and December 31, 2022, the Company’s accounts receivable balances were comprised of $1.8 million and $2.2 million, respectively. The Company estimates losses on accounts receivable based on expected losses, including its historical experience of actual losses. Receivables are considered impaired and written-off when it is probable that all contractual payments due will not be collected in accordance with the terms of the agreement. As of June 30, 2023 and December 31, 2022, all accounts receivable balances were current and no allowances for doubtful accounts were recorded.

Contract liabilities relate to amounts billed in advance, or advance consideration received from customers, for which transfer of control of the good or service occurs at a later point in time. As of June 30, 2023 and December 31, 2022, the Company’s contract liabilities were $64 thousand and $95 thousand, respectively.

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

The following details the amount of stock-based compensation included in cost of goods sold, research and development, and selling, general and administrative expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Cost of goods sold	$606	$539	$1,144	$1,183
Research and development	1,758	1,506	3,358	3,300
Selling, general and administrative	2,006	4,718	3,734	9,475
Total stock-based compensation expense	$4,370	$6,763	$8,236	$13,958

Basic and Diluted Net Earnings (Loss) per Share

Basic earnings (loss) per share (“EPS”) excludes dilution for common share equivalents and is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock outstanding during each period, adjusted for the effect of dilutive common share equivalents.

Restricted shares are included in the computation of basic EPS as they vest and are included in diluted EPS, to the extent they are dilutive, determined using the treasury stock method. Outstanding options and warrants are included in the computation of diluted EPS, to the extent they are dilutive, determined using the treasury stock method.

 The determination of the diluted weighted average shares is included in the following calculation of EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except per share amounts)
Numerator
Net income (loss) attributable to common stockholders	$(15,770)	$827	$(32,119)	$(8,884)

Denominator
Weighted average shares – basic	106,749	101,071	106,951	99,886
Weighted average shares – diluted	106,749	102,381	106,951	99,886
Basic earnings (loss) per share	$(0.15)	$0.01	$(0.30)	$(0.09)
Diluted earnings (loss) per share	$(0.15)	$0.01	$(0.30)	$(0.09)

The following details anti-dilutive unvested restricted stock units and unvested restricted stock awards, as well as the anti-dilutive effects of the outstanding warrants and stock options:

	Three Months Ended June 30,		Six Months Ended June 30,
Antidilutive Shares Excluded	2023	2022	2023	2022
	(in thousands)		(in thousands)
Warrants	18,750	18,750	18,750	18,750
Stock Options	3,769	616	3,769	2,399
Unvested Restricted Stock Units	3,400	3,207	3,400	3,251
Unvested Restricted Stock Awards	334	—	334	1,276

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

Acquired finite-lived intangible assets

       Acquired finite-lived intangible assets primarily includes proprietary technology and software. See Note 5 — Intangibles.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company operates as one reporting unit. When testing goodwill for impairment, the Company may first perform an optional qualitative assessment. If the Company determines it is not more likely than not the reporting unit’s fair value is less than its carrying value, then no further analysis is necessary. If the Company determines that it is more likely than not that the fair value of its reporting unit is less than its carrying amount, then the quantitative impairment test will be performed. Under the quantitative impairment test, if the carrying amount of the Company’s reporting unit exceeds its fair value, the Company will recognize an impairment loss in an amount equal to that excess but limited to the total amount of goodwill. No goodwill impairment was recorded for the six months ended June 30, 2023 and for the year ended December 31, 2022. The following summarizes the Company's goodwill activities (in millions):

Goodwill - January 1, 2023	$17,493
Changes in foreign exchange rates	342
Purchase price adjustment	(96)
Goodwill - June 30, 2023	$17,739

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

Long term debt

      In conjunction with the issuance of senior secured notes due 2026 in May of 2023, the Company issued warrants to the lenders. The Company allocated the proceeds from its debt issuance to long term debt and equity classified warrants based on relative fair value as determined by the Discounted Cash Flow approach and Monte Carlo simulation model, respectively. The portion of proceeds allocated to equity-classified warrants and direct debt issuance costs are classified as debt discounts. The carrying value of long term debt in the Company’s condensed consolidated balance sheet consists of principal amount of debt, net of debt discounts. Debt discounts are amortized to interest expense based on the related debt agreements primarily using the effective interest method.

Non-controlling Interests

The non-controlling interest in the Company’s condensed consolidated financial statements represents the warrants for Nestwave, SAS (“Nestwave”) shares that were owned by the selling shareholders. Holders of the warrants do not have the right to income or obligation to losses, and the Company did not attribute any net loss to the non-controlling interests for the three and six months ended June 30, 2023.

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

Net transaction gains (losses) from foreign currency contracts recorded in the Consolidated Statements of Comprehensive Loss were immaterial for the three and six months ended June 30, 2022 and 2022. The only component of other comprehensive loss is currency translation adjustments for all periods presented. No income tax expense was allocated to the currency translation adjustments.

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

3. Acquisition

On October 31, 2022 (the “Closing Date”), the Company completed the acquisition of all outstanding equity in Nestwave, a privately held French company that is a global leader in low-power geolocation. The acquisition is expected to significantly accelerate the availability of resilient 3D position, navigation and timing, release the underlying spectrum’s capacity for additional data-oriented services and enables broader penetration of NextNav’s applications and technology across the handset and device ecosystem for all of its products and target markets. The acquisition is accounted for under the acquisition method of accounting in accordance with Accounting Standard Codification (“ASC”) 805 Business Combinations.

The Company acquired Nestwave for $21.6 million, net of cash acquired of $0.4 million. The purchase price for financial reporting purpose includes $3.2 million cash paid upfront and $0.8 million payable on or prior to first anniversary of the Closing Date, an aggregate of 5,170,495 shares of the Company's common stock valued at $17.7 million, and cash contingent consideration of up to $0.3 million. The fair value of the Company's common stock was determined on the basis of its closing market price on the Closing Date. Contingent consideration was measured based on government grants and tax credits Nestwave expects to receive, and will be settled within one year of Closing Date. During the six months ended June 30, 2023, the Company increased the fair value of contingent consideration liability by $0.1 million. The Company paid $0.1 million in cash to settle a portion of the contingent consideration liability. The Company incurred acquisition-related costs of $0.9 million associated with the acquisition and were included in the selling, general and administrative expenses in the 2022 Consolidated Statements of Comprehensive Loss.

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

As of October 31, 2022, the purchase price assigned to the acquired assets and assumed liabilities is summarized as follows. The Company provided estimates of balances as of December 31, 2022 and updated these estimates as more information become available. The Company has completed this exercise. The assets and liabilities of Nestwave recorded in the Company's financial statements at the acquisition date are summarized below:

	Preliminary	Adjustments	Final
	(in thousands)
Cash acquired	$433	$—	$433
Other current assets	436	—	436
Property and equipment	69	—	69
Other noncurrent assets	50	—	50
Intangible assets:
Technology	541	—	541
Software	5,128	—	5,128
Goodwill	16,317	(96)	16,221
Total assets acquired	$22,974	$(96)	$22,878
Current liabilities	760	—	760
Noncurrent liabilities	501	(96)	405
Net assets acquired	$21,713	$—	$21,713

The estimated useful lives of the identified finite-lived intangible assets from the acquisition is 12 years for technology and software.

Certain shareholders of Nestwave hold warrants for Nestwave shares that remained unexercised and outstanding as of the Closing Date. The Company and the holders of unexercised warrants entered into Put & Call Option Agreements whereas upon exercising the warrants, the Company will issue a total of 1.1 million shares of the Company's common stock in exchange for Nestwave shares to the exercising warrant holders. The Company recognized the warrants at acquisition date fair value of $3.9 million as non-controlling interests in the Company’s Consolidated Balance Sheet as of June 30, 2023.

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2023	December 31, 2022
	(in thousands)
Accrued salary and other employee liabilities	$2,453	$2,420
Accrued legal and professional services	475	387
Other accrued liabilities	3,048	2,434
Total	$5,976	$5,241

5. Intangibles

Intangible assets as of June 30, 2023 and December 31, 2022 consist of following (in thousands):

	June 30, 2023			December 31, 2022
	Gross Amount	Accumulated Amortization	Net Carrying Value	Gross Amount	Accumulated Amortization	Net Carrying Value
Indefinite-Lived intangible assets	$3,467	$—	$3,467	$3,467	$—	$3,467
Acquired Software	7,142	1,802	5,340	6,999	1,561	5,438
Acquired Technology	591	33	558	580	8	572
Internal Use Software	2,144	894	1,250	1,560	640	920
Total	$13,344	$2,729	$10,615	$12,606	$2,209	$10,397

The average weighted average remaining useful lives of acquired software and acquired technology were 11.3 years as of June 30, 2023.

Amortization expenses on intangibles assets was $0.3 million and $0.1 million for the three months ended June 30, 2023 and 2022, respectively. Future amortization is expected as follows:

2023	$555
2024	980
2025	917
2026	643
2027 and thereafter	4,053
$7,148

6. Equity Method Investment

As of June 30, 2023, the Company’s total ownership of MetCom Inc., a privately-owned Japanese joint stock company (kabushiki kaisha) (“MetCom”), consists of 702,334 shares representing ownership of 14.8%. The Company provides licenses to its technology, infrastructure and subscriber equipment to MetCom to support MetCom’s efforts in commercializing terrestrial positioning technology (both TerraPoiNT and Pinnacle) in Japan. Due to the technological dependencies, the Company's equity ownership and representation on MetCom's board of directors, the Company has significant influence, but not controlling interest, over MetCom. The Company’s investment in MetCom is accounted for under the equity method. The basis difference in the Company’s cost basis and the basis reflected at the investee entity level is allocated to equity method goodwill and is not amortized. The Company recognized a loss of $86 thousand in the six months ended June 30, 2023 that is recorded in other income (expenses). The carrying value of the Company's investment in MetCom was $809 thousand as of June 30, 2023 and is classified in other long-term assets. The Company had $40 thousand and $279 thousand in accounts receivable from MetCom as of June 30, 2023 and December 31, 2022, respectively.

The Company holds a warrant (the “MetCom Warrant”) issued by MetCom which entitles the Company to purchase additional shares at an exercise price of JPY10 per share, such that the Company may obtain an aggregate total of 33% of MetCom common stock on an “as-converted” basis. The MetCom Warrant is subject to certain vesting conditions which were not met as of June 30, 2023; therefore, the Warrant was not exercisable.

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

The following table presents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
	(in thousands)
June 30, 2023
Cash and Cash Equivalents - Money Market Funds	$5,141	$—	$—	$5,141
Cash and Cash Equivalents - U.S. Government Agency Bonds	—	46,437	—	46,437
Short term investments - U.S. Government Agency Bonds	—	32,228	—	32,228
Private placement warrants	—	—	7,263	7,263

December 31, 2022
Cash and Cash Equivalents - Money Market Funds	$95	$—	$—	$95
Cash and Cash Equivalents - U.S. Government Agency Bonds	—	36,509	—	36,509
Short term investments - U.S. Government Agency Bonds	—	8,216	—	8,216
Private placement warrants	$—	$—	$4,200	$4,200

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

Level 3 Liabilities

The Company engaged a third-party valuation firm to assist with the fair value analysis of the private placement warrants. The analysis used commonly accepted valuation methodologies and best practices to determine the fair value of the equity, in accordance with fair value standards and U.S. GAAP. For the Private Placement Warrants that were outstanding as of June 30, 2023 and December 31, 2022, NextNav used a Monte Carlo simulation model. The following table shows the assumptions used in each respective model:

	June 30, 2023	December 31, 2022
	Values	Values
Stock Price	$2.94	$2.93
Strike price	$11.50	$11.50
Holding Period/Term (years)	3.33	3.82
Volatility	86.30%	62.00%
Expected dividends	None	None
Risk-Free Rate	4.43%	4.13%
Fair value of warrants	$0.83	$0.48

The table below provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3).

Warrants:	(in thousands)
Balance as of December 31, 2022	$4,200
Fair value adjustment of Private Placement Warrants	3,063
Balance as of June 30, 2023	$7,263

8. Long term debt, net

On May 9, 2023 (“Initial Closing”), pursuant to the terms of the Notes Purchase Agreement (“NPA”) and Indenture Agreement (“Indenture”), the Company issued $50.0 million senior secured notes (“Notes”) with a fixed interest rate of 10% to a group of lenders (the “Lenders”) including Whitebox Advisors LLC, Susquehanna International Group, and Clutterbuck Capital Management. The Notes will mature on December 1, 2026 with interest payable semi-annually in arrears on June 1 and December 1 of each year. The Company may elect, in its sole discretion, to pay up to 50% of the accrued and unpaid interest on the Notes due with its common stock.

Under the NPA, the Lenders have the right, but not the obligation, to purchase additional Notes, on a pro rata basis, in an aggregate principal amount of $20.0 million, to be exercisable within 30 days of the Initial Closing. Subsequent to the Initial Closing, on June 8, 2023, the note purchasers elected to purchase such additional Notes an aggregate principal amount of  $20.0 million in senior secured notes due 2026. The additional Notes were issued on July 6, 2023.  The terms and conditions of the additional Notes are the same as the original Notes.

In conjunction with the issuance of Notes, the Company issued 18,518,520 warrants at an exercise price of $2.16 per share and, with the issuance of additional Notes on July 6, 2023, the Company issued 7,407,407 warrants ("Additional Warrants") at an exercise price of $2.16 per share to purchase Company’s common stock to the Lenders. The Company has the right to redeem for cash the applicable pro rata portion of any Warrant on each of May 1, 2025, September 1, 2025 and December 1, 2025, in each case, at a redemption price of $0.01 per share of underlying common stock, where there exists both a Funding Shortfall (as defined in the Warrant) and the market price of the underlying common stock, calculated in accordance with the provisions of the Warrants, exceeds 130% of the exercise price of the Warrants. The fair value of the Initial Warrants was $14.6 million on the Initial Closing and was classified as debt discount. The fair value was determined based on no observables pricing inputs in the market and is categorized accordingly as Level 3 in the fair value hierarchy. The Company agreed to file a registration statement under the Securities Act of 1933, as amended, registering the resale of the Warrants and the shares of common stock underlying the Warrants within 35 business days of the Initial Closing. The Company filed such registration statement with the SEC on June 23, 2023, which the SEC declared effective on June 29, 2023.

The carrying value of the Notes was $34.0 million as of June 30, 2023 net of debt discount. Net amortization of the debt discount totaled $0.5 million for the six months ended June 30, 2023. The total estimated fair value of the Notes approximates the carrying value of the Notes as of June 30, 2023. The fair value was determined based on no observables pricing inputs in the market and is categorized accordingly as Level 3 in the fair value hierarchy.

Additional Interests

The Notes are subject to additional interest of up to 0.50% per annum if the Company fails to timely make certain required filings with the Securities and Exchange Commission, until such filings are made, or the Notes are otherwise freely tradeable under Rule 144 under the Securities Act.

Redemption and Early Repayment

The Company may redeem the Notes, in whole or in part, at any time on or after May 9, 2024 at a redemption price equal to 101% of the principal amount of the Notes, plus accrued and unpaid interest.

In the event of certain non-ordinary course asset sales, including sales of certain intellectual property or spectrum licensed by the FCC to the Company or its subsidiaries, the Company must make a mandatory repurchase offer for a portion of the Notes outstanding with the proceeds of such sale, at a price equal to 100% of the aggregate principal amount of the Notes with accrued and unpaid interest, subject to certain thresholds and limitations set forth in the Indenture.

In the event of a change of control, each holder has the right, at such holder’s option and subject to the limitations set forth in the Indenture, to require the Company to repurchase for cash all or any portion of such holder’s Notes at a price equal to 101% of the aggregate principal amount with accrued and unpaid interest.

Debt Covenant Compliance

The Notes are guaranteed on a first lien senior secured basis by NextNav’s domestic subsidiaries and secured by substantially all of the assets of the company and its domestic subsidiaries.

The Indenture contains customary covenants limiting the ability of the Company and its subsidiaries to: incur or guarantee additional indebtedness; pay dividends or distributions on, or redeem or repurchase, capital stock; make certain investments or other restricted payments; sell assets; enter into transactions with affiliates; merge or consolidate or sell all or substantially all of their assets. These covenants are subject to a number of important and significant limitations, qualifications and exceptions. The Indenture also contains customary events of default. Failure to comply with such covenants could result in an acceleration of the maturity of indebtedness outstanding and additional interest of up to 2.00% per annum under the Indenture.

As of June 30, 2023, the Company was in compliance with all of the applicable debt covenants described above.

9. Warrants and Warrant Liability

As of June 30, 2023, NextNav had 37,268,510 warrants outstanding including: (a) 9,999,990 public warrants sold in connection with Spartacus’ initial public offering (the “Public Warrants”); (b) 8,750,000 warrants issued in a private placement on the initial public offering closing date (the “Private Placement Warrants”); and (c) 18,518,520 warrants (the “Initial Warrants”) issued in connection with the initial closing our senior secured notes offering, as further described in Note 8. On July 6, 2023, the Company issued an additional 7,407,407 warrants (the “Additional Warrants,” and together with the “Initial Warrants,” the “Warrants”) in connection with the additional closing of  our senior secured notes offering, as further described in Note 8.

Holders of the Public Warrants, Private Placement Warrants and the Warrants are entitled to acquire shares of common stock of NextNav. With respect to the Public Warrants and Private Placement Warrants, each whole warrant entitles the registered holder to purchase one share at an exercise price of $11.50 per share. The Public Warrants and Private Placement Warrants expire on October 28, 2026. With respect to the Warrants, each warrant entitles the registered holder to purchase one share at an exercise price of $2.16 per share. The Warrants expire on June 1, 2027.

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

NextNav has the right to redeem for cash the applicable pro rata portion of any Warrant on each of May 1, 2025, September 1, 2025 and December 1, 2025, in each case, at a redemption price of $0.01 per share of underlying common stock, where there exists both a Funding Shortfall (as defined in the Warrant) and the market price of the underlying common stock, calculated in accordance with the provisions of the Warrants, exceeds 130% of the exercise price of the Warrants. The fair value of the Initial Warrants was $14.6 million on the Initial Closing and was classified as debt discount. The fair value was determined based on no observables pricing inputs in the market and is categorized accordingly as Level 3 in the fair value hierarchy. The Company agreed to file a registration statement under the Securities Act of 1933, as amended, registering the resale of the Warrants and the shares of common stock underlying the Warrants within 35 business days of the initial closing our senior secured notes offering. The Company filed such registration statement with the SEC on June 23, 2023, which the SEC declared effective on June 29, 2023.

10. Common Stock

As of June 30, 2023, NextNav had authorized the issuance of 600,000,000 shares of capital stock, par value, 0.0001 per share, consisting of (a) 500,000,000 shares of common stock and (b) 100,000,000 shares of undesignated preferred stock. As of June 30, 2023, NextNav had 108,185,714 shares of common stock issued and 108,184,537 shares of common stock outstanding.

11. Commitments and Contingencies

Litigation and Legal Matters

From time to time, the Company is party to litigation and other legal matters incidental to the conduct of its business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company accrues liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of June 30, 2023, the Company was not involved in any such matters, individually or in the aggregate, which management believes would have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.

12. Income Taxes

The Company computes its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pretax income or loss and adjusts the provision for discrete tax items recorded in the period. A valuation allowance has been established against the Company’s U.S. federal and state deferred tax assets, which results in an annualized effective tax rate for the Company’s U.S. operations of 0%. During Q2 of 2023 a valuation allowance was established against the Company's French deferred tax asset. For the three months ended June 30, 2023, the Company recorded an income tax provision of $0.1 million related to foreign tax activity on a pretax loss of $15.6 million, resulting in an effective tax rate of (0.95)%. For the three months ended June 30, 2022, the Company recorded an income tax benefit of $8 thousand related to foreign tax activity on a pretax income of $0.8 million, resulting in an effective tax rate of (0.98)%. For the six months ended June 30, 2023, the Company recorded an income tax provision of $0.1 million related to foreign tax activity on a pretax loss of $32.0 million, resulting in an effective tax rate of (0.4)%. For the six months ended June 30, 2022, the Company recorded an income tax provision of $26.0 thousand related to foreign tax activity on a pretax loss of $8.9 million, resulting in an effective tax rate of (0.3)%. These effective tax rates differ from the U.S. federal statutory rate primarily due to the valuation allowance against the Company’s domestic deferred tax assets.

13. Subsequent Events

The Company has completed an evaluation of all subsequent events through the date of this Quarterly Report on Form 10-Q to ensure that these financial statements include appropriate disclosure of events both recognized in the financial statements and events which occurred but were not recognized in the financial statements. The Company has concluded that no subsequent event has occurred that requires disclosure other than as disclosed in Note 8 — Long term debt, net and Note 9 – Warrants and Warrant Liability.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying quarterly unaudited condensed consolidated financial statements and our Annual Report on Form 10-K for the year ended December 31, 2022. Our 2022 Form 10-K includes additional information about our significant accounting policies, practices, and the transactions that underlie our financial results, as well as a detailed discussion of the most significant risks and uncertainties associated with our financial condition and operating results. In addition to historical financial information, some of the information contained in the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Actual results and outcomes could differ materially for a variety of reasons. You should review “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this Quarterly Report on Form 10-Q, as well as Item 1A, “Risk Factors” in our 2022 Form 10-K and Part II, Item 1A, “Risk Factors” of our Quarterly Report on Form 10-Q for the quartered ended March 31, 2023, as well as those otherwise described or updated from time to time in our other filings with the SEC, for a discussion of important factors that could cause our actual results to differ materially from the results described or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are the market leader in delivering next generation PNT solutions that overcome the limitations of existing space-based GPS, built on a robust asset platform including 8MHz of nearly nationwide wireless spectrum in the 900MHz band, intellectual property and deployed network systems. The world increasingly requires more accurate and resilient PNT capabilities. Public safety, autonomous vehicles, eVTOLs, UAVs, and the app economy all require precise 3D location solutions. Paramedics need to know which apartment a 911 call originated from, ride hailing and delivery apps need to know precisely where you are standing.

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

We will be extending our capabilities by expanding the deployment of our TerraPoiNT system, which is a nationwide network that is designed to overcome the inherent limitations of traditional GPS. TerraPoiNT utilizes a network of specialized wide area location transmitters that broadcast an encrypted PNT signal on our licensed 900 MHz LMS spectrum with a signal that is 100,000 times stronger than GPS. TerraPoiNT is well suited for urban and indoor environments where existing GPS signals are either distorted or blocked all together. In addition, TerraPoiNT provides redundancy for GPS, which is vulnerable to spoofing and jamming. GPS redundancy is increasingly a U.S. national security priority and is a rising priority in the other parts of the world. Critical infrastructure, including communications networks and power grids, require a reliable GPS signal for accurate timing. A failure of GPS would be catastrophic, and there is no back-up system today.

Since the inception of NextNav, LLC in 2007, we have secured valuable FCC licenses covering over 90% of the U.S. population for a continuous 8MHz band of nearly nationwide 900 MHz spectrum, filed more than 170 patents related to our systems and services, deployed the nationwide Pinnacle network and launched commercial service. In addition, we have deployed our TerraPoiNT solution in 88 markets, and TerraPoiNT received the highest scores in testing by the U.S. Department of Transportation of potential PNT back-up solutions.

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

We expect our selling, general and administrative expenses to increase for the foreseeable future with the growth of our business, and as a result of operating as a public company, including compliance with the rules and regulations of the SEC, legal, audit, and additional insurance expenses, investor relations activities, and other administrative and professional services. As a result, we expect our selling, general and administrative expenses will increase in absolute dollars, subject to underlying variability in stock-based compensation, but may fluctuate as a percentage of total revenue over time.

Depreciation and Amortization

Depreciation and amortization expense results from depreciation and amortization of our property and equipment and intangible assets that is recognized over their estimated useful lives.

Interest Income (Expense)

Interest income consists of interest earned from our cash and cash equivalents balance and on marketable securities. Interest expense relates to interest on our senior secured notes.

Other Income (Expense)

Other income (expense) consists of miscellaneous non-operating items, such as change in fair value of warrants, equity method income (loss), and foreign currency gains (losses).

Results of Operations

The following table sets forth our statements of operations for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Revenue	$800	$1,421	$1,630	$2,620
Operating expense:
Cost of goods sold (1)	3,142	3,001	6,165	6,038
Research and development (1)	4,994	4,170	9,572	8,158
Selling, general and administrative (1)	6,516	10,382	12,570	19,722
Depreciation and amortization	1,178	884	2,303	1,766
Total operating expenses	15,830	18,437	30,610	35,684
Operating loss	(15,030)	(17,016)	(28,980)	(33,064)
Interest income (expense)	(343)	109	126	109
Other income (expense)	(249)	17,726	(3,130)	24,097
Income (loss) before income taxes	(15,622)	819	(31,984)	(8,858)
Benefit (Provision) for income taxes	(148)	8	(135)	(26)
Net income (loss)	$(15,770)	$827	$(32,119)	$(8,884)

(1)

Cost of goods sold, research and development, and selling, general and administrative expense for the periods do not include depreciation and amortization, which is presented separately in the Condensed Consolidated Statements of Comprehensive Loss, but include stock-based compensation as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Cost of goods sold	$606	$539	$1,144	$1,183
Research and development	1,758	1,506	3,358	3,300
Selling, general and administrative	2,006	4,718	3,734	9,475
Total stock-based compensation expense	$4,370	$6,763	$8,236	$13,958

Comparison of the Three Months Ended June 30, 2023 and 2022

Revenue

	Three months ended June 30,
	2023	2022	$ Change	% Change
	(in thousands)
Revenue	$800	$1,421	$(621)	(43.7)%

Revenue decreased by $0.6 million, or 44%, to $0.8 million for the three months ended June 30, 2023 from $1.4 million for the three months ended June 30, 2022. The decrease was driven by a decreased in integration revenue from technology and services contracts with commercial customers. For the three months ended June 30, 2023 and 2022, one customer accounted for 89% and 83% of total revenue, respectively.

Operating Expense

Cost of Goods Sold (COGS)

	Three months ended June 30,
	2023	2022	$ Change	% Change
	(in thousands)
COGS	$3,142	$3,001	$141	4.7%

COGS increased by $0.1 million, or 4.7%, to $3.1 million for the three months ended June 30, 2023 from $3.0 million for the three months ended June 30, 2022. The increase was primarily driven by increase in site rent expense due to deployment of new sites during the quarter.

Research and Development

	Three months ended June 30,
	2023	2022	$ Change	% Change
	(in thousands)
Research and development	$4,994	$4,170	$824	19.8%

Research and development expenses increased by $0.8 million, or 20%, to $5.0 million for the three months ended June 30, 2023 from $4.2 million for the three months ended June 30, 2022. The increase was driven by a $0.4 million increase in payroll-related expenses, and a $0.3 million increase in stock-based compensation, and a $0.1 million increase in operational and maintenance expenses.

Selling, General and Administrative

	Three months ended June 30,
	2023	2022	$ Change	% Change
	(in thousands)
Selling, general and administrative	$6,516	$10,382	$(3,866)	(37.2)%

Selling, general and administrative expenses decreased by $3.9 million, or 37%, to $6.5 million for the three months ended June 30, 2023 from $10.4 million for the three months ended June 30, 2022. The decrease was primarily driven by a $2.7 million decrease in stock-based compensation, a $0.4 million decrease in payroll-related expenses, a $0.3 million decrease in outside consulting expenses, $0.3 million decrease in professional services, marketing and recruiting cost, and a $0.2 million decrease in directors’ and officers’ insurance.

Depreciation and Amortization

	Three months ended June 30,
	2023	2022	$ Change	% Change
	(in thousands)
Depreciation and amortization	$1,178	$884	$294	33.3%

Depreciation and amortization expenses increased by $0.3 million, or 33%, to $1.2 million for the three months ended June 30, 2023 from $0.9 million for the three months ended June 30, 2022. The increase in depreciation and amortization expense is primarily attributable to placing the Pinnacle and TerraPoiNT network assets in service since the first quarter of 2022.

Interest Income (Expense)

	Three months ended June 30,
	2023	2022	$ Change	% Change
	(in thousands)
Interest income (expense)	$(343)	$109	$(452)	(414.7)%

Interest expense for the three months ended June 30, 2023 was $1.2 million where as interest income was $0.9 million resulting in net interest expense of $0.3 million for the three months ended June 30, 2023 compared with interest income of $0.1 million for the three months ended June 30, 2022.

Other Income (Expense)

	Three months ended June 30,
	2023	2022	$ Change	% Change
	(in thousands)
Other income (expense)	$(249)	$17,726	$(17,975)	(101.4)%

Other expense was $0.2 million for the three months ended June 30, 2023 compared with other income of $17.7 million for the three months ended June 30, 2022. The change was primarily driven by the change in the fair value of warrants.

Comparison of the Six Months Ended June 30, 2023 and 2022

Revenue

	Six months ended June 30,
	2023	2022	$ Change	% Change
	(in thousands)
Revenue	$1,630	$2,620	$(990)	(37.8)%

Revenue decreased by $1.0 million, or 38%, to $1.6 million for the six months ended June 30, 2023 from $2.6 million for the six months ended June 30, 2022. The decrease was driven by decreased integration revenue from technology and services contracts with commercial customers. For the six months ended June 30, 2023, and 2022,  one customer accounted for 87% and 90% of total revenue, respectively.

Operating Expense

Cost of Goods Sold (COGS)

	Six months ended June 30,
	2023	2022	$ Change	% Change
	(in thousands)
COGS	$6,165	$6,038	$127	2.1%

COGS increased by $0.1 million, or 2%, to $6.2 million for the six months ended June 30, 2023 from $6.0 million for the six months ended June 30, 2022. The increase was primarily driven by increase in site rent expense due to deployment of new sites during the quarter.

Research and Development

	Six months ended June 30,
	2023	2022	$ Change	% Change
	(in thousands)
Research and development	$9,572	$8,158	$1,414	17.3%

Research and development expenses increased by $1.4 million, or 17%, to $9.6 million for the six months ended June 30, 2023 from $8.2 million for the six months ended June 30, 2022. The increase was primarily driven by a $0.9 million increase in payroll-related expenses, a $0.4 million increase in software license fee, and a $0.3 million increase in operational and maintenance cost. The increases were partially offset by a $0.2 million decrease in outside consulting expenses.

Selling, General and Administrative

	Six months ended June 30,
	2023	2022	$ Change	% Change
	(in thousands)
Selling, general and administrative	$12,570	$19,722	$(7,152)	(36.3)%

Selling, general and administrative expenses decreased by $7.2 million, or 36%, to $12.6 million for the six months ended June 30, 2023 from $19.7 million for the six months ended June 30, 2022. The decrease was primarily driven by a $5.7 million decrease in stock-based compensation, a $0.6 million decrease in directors’ and officers’ insurance, a $0.4 million in outstanding consulting expenses,  a $0.3 million decrease in payroll-related expenses, and a $0.2 million decrease in marketing and recruiting cost.

Depreciation and Amortization

	Six months ended June 30,
	2023	2022	$ Change	% Change
	(in thousands)
Depreciation and amortization	$2,303	$1,766	$537	30.4%

Depreciation and amortization expenses increased by $0.5 million, or 30%, to $2.3 million for the six months ended June 30, 2023 from $1.8 million for the six months ended June 30, 2022. The increase in depreciation and amortization expense was primarily attributable to placing the Pinnacle and TerraPoiNT network assets in service since the first quarter of  2022.

Interest Income

	Six months ended June 30,
	2023	2022	$ Change	% Change
	(in thousands)
Interest income	$126	$109	$17	15.6%

Interest expense for the six months ended June 30, 2023 was $1.2 million where as interest income was $1.3 million resulting in net interest income of $126 thousand for the six months ended June 30, 2023 compared with interest income of $109 thousand for the six months ended June 30, 2022.

Other Income (Expense)

	Six months ended June 30,
	2023	2022	$ Change	% Change
	(in thousands)
Other income (expense)	$(3,130)	$24,097	$(27,227)	(113.0)%

Other income was $3.1 million for the six months ended June 30, 2023 compared with other expenses of $24.1 million for the six months ended June 30, 2022. The change in other income was primarily driven by the change in the fair value of warrants.

Liquidity and Capital Resources

We have incurred losses since our inception and to date have generated only limited revenue. We have primarily relied upon debt and equity financings to fund our cash requirements. During the six months ended June 30, 2023 and 2022, we incurred net losses of $32.1 million and $8.9 million, respectively. During the six months ended June 30, 2023, our net cash used in operating activities and investing activities was $15.9 million and $26.7 million, respectively. During the six months ended June 30, 2022, our net cash used in operating activities and investing activities was $16.8 million and $0.8 million, respectively. As of June 30, 2023, we had cash and cash equivalents and marketable securities of $85.0 million and an accumulated deficit of $720.6 million. We expect to incur additional losses and higher operating expenses for the foreseeable future. Our primary use of cash is to fund our operations as we continue to grow our business. We will require a significant amount of cash for expenditures as we invest in ongoing research and development and the expansion of the TerraPoiNT network.

Managing liquidity and our cash position is a priority of the Company. We continually work to optimize our expenses in light of the growth of our business, and adapt to changes in the economic environment. We believe that our cash and cash equivalents and marketable securities as of June 30, 2023 will be sufficient to meet our working capital and capital expenditure needs, including all contractual commitments, for the next 12 months. We believe we will meet longer term expected future cash requirements and obligations through a combination of our existing cash and cash equivalents balances and marketable securities, cash flows from operations, and issuance of equity securities or debt offerings. However, this determination is based upon internal projections and is subject to changes in market and business conditions.

On May 9, 2023, pursuant to the terms of the NPA and Indenture, the Company issued $50.0 million senior secured notes with a fixed interest rate of 10% to the Lenders. The Notes will mature on December 1, 2026 with interest payable semi-annually in arrears on June 1 and December 1 of each year. The Company may elect, in its sole discretion, to pay up to 50% of the accrued and unpaid interest on the Notes due with its common stock. Under the NPA, on June 8, 2023, the Lenders exercised the right to purchase additional Notes, on a pro rata basis, in an aggregate principal amount of $20.0 million. The additional Notes were issued on July 6, 2023.  The terms and conditions of the additional Notes are the same as the original Notes.

Cash Flows

The following table summarizes our cash flows for the period indicated:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net cash (used in) operating activities	$(15,919)	$(16,774)
Net cash (used in) investing activities	(26,659)	(785)
Net cash provided by financing activities	48,146	47

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

Net cash used in operating activities during the six months ended June 30, 2023 was $15.9 million, resulting primarily from a net loss of $32.1 million adjusted for non-cash charges of $8.2 million for stock-based compensation, non-cash expense of $3.1 million for change in the fair value of warrant liability, $2.3 million for depreciation and amortization, $0.5 million for amortization of debt discount, $(0.2) million realized and unrealized gain on marketable securities, and $0.1 million for equity method investment loss. Additionally, there was a net increase in operating liabilities of $2.2 million.

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

Cash Flows from Investing Activities

Net cash used by investing activities during the six months ended June 30, 2023 was $26.7 million, representing purchase of marketable securities net of proceeds from the sale and maturity of short term investments, and cash used for property and equipment primarily related to the deployment of the Pinnacle and TerraPoiNT network and internal use software.

Net cash used in investing activities during the six months ended June 30, 2022 was $0.8 million, representing additions to property, equipment and related installation costs primarily related to the deployment of the Pinnacle Network.

Cash Flows from Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2023 was $48.1 million, primarily reflecting cash proceeds from issuance of senior secured notes net of debt issuance cost.

Net cash provided by financing activities during the six months ended June 30, 2022 was $47,000 primarily reflecting cash proceeds from exercise of common stock options.

Critical Accounting Policies and Significant Management Estimates

For a discussion of our critical accounting policies and estimates, please refer to Item 7 under Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Form 10-K. There have been no material changes to the critical accounting policies and estimates as of June 30, 2023 as outlined in our 2022 Form 10-K, filed with the SEC on March 30, 2023.

Recently Issued and Adopted Accounting Standards

For information regarding new accounting pronouncements, and the impact of these pronouncements on our condensed consolidated financial statements, refer to Note 2 to our condensed consolidated financial statements for the three and six months ended June 30, 2023 included elsewhere in this Quarterly Report on Form 10-Q.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2023.

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

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

You should carefully consider all of the information included in this Quarterly Report on Form 10-Q before you decide whether to invest in our securities. Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with SEC on March 30, 2023, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, as well as those otherwise described or updated from time to time in our other filings with the SEC. You should consult your own financial and legal advisors as to the risks entailed by an investment in our securities and the suitability of investing in our securities in light of your particular circumstances.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

None.

(b) Use of Proceeds from Sale of Registered Equity Securities

None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Exhibit Number	Description
3.1*	Amended and Restated Certificate of Incorporation of NextNav Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed by NextNav Inc. on November 2, 2021).
3.2*	Bylaws of NextNav Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by NextNav Inc. on October 28, 2021).
4.1*	Form of Warrant to Purchase Common Stock of NextNav Inc. (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-3 filed by NextNav Inc. on June 23, 2023).
4.2+	Note Purchase Agreement, dated May 9, 2023, by and among Nextnav Inc. and the Purchaser named therein.
4.3+	Indenture, dated May 9, 2023, by and among Nextnav Inc., the Guarantors listed therein and GLAS Trust Company LLC
4.4*	Warrant Agreement, dated May 15, 2023, by and between NextNav Inc. and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-3 filed by NextNav Inc. on June 23, 2023).
4.5+	Security Agreement, dated May 9, 2023, by and among Nextnav Inc., subsidiaries of Nextnav Inc., the Noteholders referenced therein and GLAS Trust Company LLC.
10.1	Resale Registration Rights Agreement, dated May 9, 2023, by and among NextNav Inc. and the Parties named therein.
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer & Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed previously.

**	Furnished herewith.

+	Certain schedules and exhibits have been omitted pursuant to Rule 601(a)(5) of Regulation S-K under the Securities Act. A copy of any omitted schedule or exhibit will be furnished to the SEC upon request.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXTNAV INC.

Date: August 9, 2023	By:	/s/ Christian D. Gates
	Name:	Christian D. Gates
	Title:	Chief Financial Officer and Principal Financial Officer

Date: August 9, 2023	By:	/s/ Sammaad R. Shams
	Name:	Sammaad R. Shams
	Title:	Corporate Accounting Officer and Principal Accounting Officer

