Form 10-Q
period 2023-09-30
NEXTNAV INC.
filed 2023-11-08
CIK 1865631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 001-40985

NextNav Inc.

(Exact name of registrant as specified in its charter)

Delaware	87-0854654
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1775 Tysons Blvd., 5th Floor McLean, VA	22102
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (800) 775-0982

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	NN	The Nasdaq Capital Market
Warrants, each to purchase one share of Common Stock	NNAVW	The Nasdaq Capital Market

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

There were 110,135,859 shares of the registrant’s common stock outstanding as of November 3, 2023.

NEXTNAV INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2023

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

For additional information regarding risk factors, see Part II, Item 1A, “Risk Factors” of this quarterly report on Form 10-Q and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, and Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022, as well as those otherwise described or updated from time to time in our other filings with the Securities and Exchange Commission (the “SEC”).

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NextNav Inc.

CONDENSED Consolidated Balance Sheets

(IN THOUSANDS, EXCEPT SHARE DATA)

	September 30, 2023 (unaudited)	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$90,132	$47,230
Short term investments	6,962	8,216
Accounts receivable	2,738	2,168
Other current assets	2,323	3,576
Total current assets	$102,155	$61,190
Network under construction	1,730	3,574
Property and equipment, net of accumulated depreciation of $8,727 and $5,971 at September 30, 2023 and December 31, 2022, respectively	20,524	19,180
Operating lease right-of-use assets	19,556	10,143
Goodwill	17,238	17,493
Intangible assets	10,349	10,397
Other assets	1,569	1,811
Total assets	$173,121	$123,788

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$916	$1,019
Accrued expenses and other current liabilities	7,581	5,241
Operating lease current liabilities	2,634	2,532
Deferred revenue	71	95
Total current liabilities	$11,202	$8,887
Warrants	14,000	4,200
Operating lease noncurrent liabilities	15,076	5,290
Other long-term liabilities	1,671	1,547
Long term debt, net of debt issuance cost and discount	47,067	—
Total liabilities	$89,016	$19,924

Stockholders’ equity:
Common stock, authorized 500,000,000 shares; 108,977,489 and 106,418,442 shares issued and 108,976,312 and 106,417,265 shares outstanding at September 30, 2023 and December 31, 2022, respectively	12	12
Additional paid-in capital	822,928	787,130
Accumulated other comprehensive income	1,153	1,371
Accumulated deficit	(743,831)	(688,492)
Common stock in treasury, at cost; 1,177 shares at September 30, 2023 and December 31, 2022	(4)	(4)
Total stockholders’ equity	$80,258	$100,017
Non-controlling interests	3,847	3,847
Total liabilities and stockholders’ equity	$173,121	$123,788

See accompanying notes.

 NextNav INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$1,027	$503	$2,657	$3,123
Operating expenses:
Cost of goods sold (exclusive of depreciation and amortization)	3,232	2,830	9,397	8,868
Research and development	5,007	4,567	14,579	12,725
Selling, general and administrative	6,152	10,152	18,722	29,874
Depreciation and amortization	1,256	891	3,559	2,657
Total operating expenses	$15,647	$18,440	$46,257	$54,124
Operating loss	$(14,620)	$(17,937)	$(43,600)	$(51,001)
Other income (expense):
Interest income (expense)	(1,740)	336	(1,614)	445
Change in fair value of warrants	(6,737)	(962)	(9,800)	23,188
Other loss	(99)	(152)	(166)	(205)
Loss before income taxes	$(23,196)	$(18,715)	$(55,180)	$(27,573)
Provision for income taxes	24	15	159	41
Net loss	$(23,220)	$(18,730)	$(55,339)	$(27,614)
Foreign currency translation adjustment	(670)	(2)	(218)	(24)
Comprehensive loss	$(23,890)	$(18,732)	$(55,557)	$(27,638)
Net loss	(23,220)	(18,730)	(55,339)	(27,614)
Net loss attributable to common stockholders	$(23,220)	$(18,730)	$(55,339)	$(27,614)
Weighted average of shares outstanding – basic and diluted	108,045	101,397	107,504	98,513
Net loss attributable to common stockholders per share - basic and diluted	$(0.21)	$(0.18)	$(0.51)	$(0.28)

See accompanying notes.

NEXTNAV INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE DATA)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury stock,	Stockholders’ (Deficit)	Non- controlling	Total
	Shares	Value	Capital	Deficit	Income	at cost	Equity	interests	Equity
Balance, December 31, 2022	106,417,265	$12	$787,130	$(688,492)	$1,371	$(4)	$100,017	$3,847	$103,864
Vesting of RSUs	619,387	—	—	—	—	—	—	—	—
Issuance of RSAs	27,744	—	—	—	—	—	—	—	—
Exercise of common stock options	91,258	—	25	—	—	—	25	—	25
Stock-based compensation expense	—	—	4,548	—	—	—	4,548	—	4,548
Net loss	—	—	—	(16,349)	—	—	(16,349)	—	(16,349)
Foreign currency translation adjustment	—	—	—	—	432	—	432	—	432
Balance, March 31, 2023	107,155,654	$12	$791,703	$(704,841)	$1,803	$(4)	$88,673	$3,847	$92,520
Vesting of RSUs	605,975	—	—	—	—	—	—	—	—
Issuance of RSAs	376,325	—	—	—	—	—	—	—	—
Exercise of common stock options	46,583	—	13	—	—	—	13	—	13
Stock-based compensation expense	—	—	3,697	—	—	—	3,697	—	3,697
Issuance of common warrants	—	—	14,598	—	—	—	14,598	—	14,598
Net loss	—	—	—	(15,770)	—	—	(15,770)	—	(15,770)
Foreign currency translation adjustment	—	—	—	—	20	—	20	—	20
Balance, June 30, 2023	108,184,537	$12	$810,011	$(720,611)	$1,823	$(4)	$91,231	$3,847	$95,078
Vesting of RSUs	260,215	—	—	—	—	—	—	—	—
Issuance of RSAs	24,500	—	—	—	—	—	—	—	—
Exercise of common stock options	98,829	—	28	—	—	—	28	—	28
Exercise of common warrants	408,231	—	882	—	—	—	882	—	882
Stock-based compensation expense	—	—	3,762	—	—	—	3,762	—	3,762
Issuance of common warrants	—	—	8,245	—	—	—	8,245	—	8,245
Net loss	—	—	—	(23,220)	—	—	(23,220)	—	(23,220)
Foreign currency translation adjustment	—	—	—	—	(670)	—	(670)	—	(670)
Balance, September 30, 2023	108,976,312	$12	$822,928	$(743,831)	$1,153	$(4)	$80,258	$3,847	$84,105

See accompanying notes.

NextNav INC.

CONDENSED Consolidated Statements of Changes in Stockholders’ equity

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE DATA)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury stock,	Stockholders’ (Deficit)	Non- controlling	Total
	Shares	Value	Capital	Deficit	(Loss)	at cost	Equity	interests	Equity
Balance, December 31, 2021	96,546,611	$11	$747,928	$(648,376)	$(121)	$—	$99,442	$—	$99,442
Exercise of common stock options	7,325	—	26	—	—	—	26	—	26
Exercise of common warrants	10	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	7,195	—	—	—	7,195	—	7,195
Net loss	—	—	—	(9,711)	—	—	(9,711)	—	(9,711)
Foreign currency translation adjustment	—	—	—	—	(13)	—	(13)	—	(13)
Common stock received for tax withholding	(173)	—	—	—	—	(1)	(1)	—	(1)
Balance, March 31, 2022	96,553,773	$11	$755,149	$(658,087)	$(134)	$(1)	$96,938	$—	$96,938
Vesting of RSUs	239,266	—	—	—	—	—	—	—	—
Issuance of RSAs	205,850	—	—	—	—	—	—	—	—
Exercise of common stock options	79,614	—	22	—	—	—	22	—	22
Exercise of common warrants	4,308,297	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	6,763	—	—	—	6,763	—	6,763
Net income	—	—	—	827	—	—	827	—	827
Foreign currency translation adjustment	—	—	—	—	(9)	—	(9)	—	(9)
Balance, June 30, 2022	101,386,800	$11	$761,934	$(657,260)	$(143)	$(1)	$104,541	$—	$104,541
Vesting of RSUs	21,214	—	—	—	—	—	—	—	—
Issuance of RSAs	43,430	—	—	—	—	—	—	—	—
Cancellation of RSAs	(57,282)	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	6,635	—	—	—	6,635	—	6,635
Net loss	—	—	—	(18,730)	—	—	(18,730)	—	(18,730)
Foreign currency translation adjustment	—	—	—	—	(2)	—	(2)	—	(2)
Common stock received for tax withholding	(1,004)	—	—	—	—	(3)	(3)	—	(3)
Balance, September 30, 2022	101,393,158	$11	$768,569	$(675,990)	$(145)	$(4)	$92,441	$—	$92,441

See accompanying notes.

 NextNav INC.

CONDENSED Consolidated Statements of Cash Flows

(UNAUDITED)

(IN THOUSANDS)

	Nine Months Ended September 30,
	2023	2022
Operating activities
Net loss	$(55,339)	$(27,614)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,559	2,657
Equity-based compensation	12,643	20,593
Change in fair value of warranty liability	9,800	(23,188)
Realized and unrealized gain on marketable securities	(501)	—
Equity method investment loss	157	175
Asset retirement obligation accretion	51	41
Amortization of debt discount	1,771	—
Changes in operating assets and liabilities:
Accounts receivable	(569)	298
Other current assets	1,246	1,996
Other assets	84	68
Accounts payable	(102)	1,068
Deferred revenue	(23)	(1,588)
Accrued expenses and other liabilities	2,140	(92)
Operating lease right-of-use assets and liabilities	476	401
Net cash used in operating activities	$(24,607)	$(25,185)

Investing activities
Capitalization of costs and purchases of network assets, property, and equipment	(2,541)	(1,720)
Purchase of marketable securities	(33,494)	(8,173)
Sale and maturity of marketable securities	35,249	—
Purchase of internal use software	(708)	(279)
Purchase of equity method investment	—	(1,125)
Net cash used in investing activities	$(1,494)	$(11,297)

Financing activities
Proceeds from senior secured notes	70,000	—
Payments towards debt issuance cost	(1,861)	—
Payments towards debt	(82)	—
Proceeds from exercise of stock options	66	48
Proceeds from exercise of warrants	882	—
Repurchase of common stocks (withholding taxes)	—	(4)
Net cash provided by financing activities	$69,005	$44
Effect of exchange rates on cash and cash equivalents	(2)	(50)
Net decrease in cash and cash equivalents	42,902	(36,488)
Cash and cash equivalents at beginning of period	47,230	100,076
Cash and cash equivalents at end of period	$90,132	$63,588

Non-cash financing information
Capital expenditure included in accounts payable	$120	$427
Issuance of warrants	$22,843	$—

See accompanying notes.

NextNav INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the nine months ended September 30, 2023

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

Since its inception, NextNav has incurred recurring losses and generated negative cash flows from operations and has primarily relied upon debt and equity financings to fund its cash requirements. During the nine months ended September 30, 2023 and 2022, the Company incurred net losses of $55.3 million and $27.6 million, respectively. During the nine months ended September 30, 2023 and 2022, net cash used in operating activities was $24.6 million and $25.2 million, respectively. As of September 30, 2023, cash and cash equivalents and marketable securities was $97.1 million. The Company’s primary use of cash is to fund operations as NextNav continues to grow. The Company expects to incur additional losses and higher operating expenses for the foreseeable future, specifically as NextNav invests in ongoing research and development and the expansion of the TerraPoiNT network.

Managing liquidity and the Company’s cash position is a priority of the Company. The Company continually works to optimize its expenses in light of the growth of its business and adapt to changes in the economic environment. The Company believes that the cash and cash equivalents and marketable securities as of September 30, 2023 will be sufficient to meet its working capital and capital expenditure needs, including all contractual commitments, beyond the next 12 months. The Company believes it will meet longer term expected future cash requirements and obligations through a combination of its existing cash and cash equivalents balances and marketable securities, cash flows from operations, and issuance of equity securities or debt offerings. However, this determination is based upon internal projections and is subject to changes in market and business conditions.

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in these condensed consolidated financial statements.

Unaudited Interim Financial Information

The condensed consolidated financial statements as of September 30, 2023 are unaudited. These interim financial statements of NextNav have been prepared in accordance with U.S. GAAP and SEC instructions for interim financial information and should be read in conjunction with NextNav’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”), which the Company filed with the SEC on March 30, 2023.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and reflect, in management’s opinion, all adjustments of a normal, recurring nature that are necessary for the fair statement of the Company’s financial position as of September 30, 2023, results of operations for the three and nine months ended September 30, 2023 and 2022, and changes in stockholders’ equity and cash flows for the nine months ended September 30, 2023 and 2022, but are not necessarily indicative of the results expected for the full fiscal year or any other period.

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

Revenue

The following table presents the Company’s revenue disaggregated by category and source:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Commercial	$945	$488	$2,565	$2,970
Government contracts	5	7	15	24
Equipment sales	77	8	77	129
Total revenue	$1,027	$503	$2,657	$3,123

Contract Balances

Accounts receivable are billed and unbilled amounts related to the Company’s rights to consideration as performance obligations are satisfied when the rights to payment become unconditional but for the passage of time. As of September 30, 2023 and December 31, 2022, the Company’s accounts receivable balances were comprised of $2.7 million and $2.2 million, respectively. The Company estimates losses on accounts receivable based on expected losses, including its historical experience of actual losses. Receivables are considered impaired and written-off when it is probable that all contractual payments due will not be collected in accordance with the terms of the agreement. As of September 30, 2023 and December 31, 2022, all accounts receivable balances were current and no allowances for doubtful accounts were recorded.

Contract liabilities relate to amounts billed in advance, or advance consideration received from customers, for which transfer of control of the good or service occurs at a later point in time. As of September 30, 2023 and December 31, 2022, the Company’s contract liabilities were $71 thousand and $95 thousand, respectively.

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

The following details the amount of stock-based compensation included in cost of goods sold, research and development, and selling, general and administrative expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Cost of goods sold	$561	$531	$1,705	$1,714
Research and development	1,843	1,415	5,201	4,715
Selling, general and administrative	2,003	4,689	5,737	14,164
Total stock-based compensation expense	$4,407	$6,635	$12,643	$20,593

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

 The determination of the diluted weighted average shares is included in the following calculation of EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except per share amounts)
Numerator
Net loss attributable to common stockholders	$(23,220)	$(18,730)	$(55,339)	$(27,614)

Denominator
Weighted average shares – basic and diluted	108,045	101,397	107,504	98,513
Basic and diluted loss per share	$(0.21)	$(0.18)	$(0.51)	$(0.28)

The following details anti-dilutive unvested restricted stock units and unvested restricted stock awards, as well as the anti-dilutive effects of the outstanding warrants and stock options:

	Three Months Ended September 30,		Nine Months Ended September 30,
Antidilutive Shares Excluded	2023	2022	2023	2022
	(in thousands)		(in thousands)
Warrants	44,268	18,750	44,268	18,750
Stock Options	3,667	2,374	3,667	2,374
Unvested Restricted Stock Units	3,500	3,294	3,500	3,294
Unvested Restricted Stock Awards	334	1,262	334	1,262

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company operates as one reporting unit. When testing goodwill for impairment, the Company may first perform an optional qualitative assessment. If the Company determines it is not more likely than not the reporting unit’s fair value is less than its carrying value, then no further analysis is necessary. If the Company determines that it is more likely than not that the fair value of its reporting unit is less than its carrying amount, then the quantitative impairment test will be performed. Under the quantitative impairment test, if the carrying amount of the Company’s reporting unit exceeds its fair value, the Company will recognize an impairment loss in an amount equal to that excess but limited to the total amount of goodwill. No goodwill impairment was recorded for the nine months ended September 30, 2023 and for the year ended December 31, 2022. The following summarizes the Company's goodwill activities (in thousands):

Goodwill - January 1, 2023	$17,493
Changes in foreign exchange rates	(159)
Purchase price adjustment	(96)
Goodwill - September 30, 2023	$17,238

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

When the Company issues stock-based or cash awards to an acquired company’s shareholders, the Company evaluates whether the awards are consideration or compensation for post-acquisition services. The evaluation includes, among other things, whether the vesting of the awards is contingent on the continued employment of the acquired company’s shareholders beyond the acquisition date. If continued employment is required for vesting, the awards are treated as compensation for post-acquisition services and recognized as expense over the requisite service period.

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

Long term debt

      In conjunction with the issuance of senior secured notes in May and July of 2023, the Company issued warrants to the lenders. The Company allocated the proceeds from its debt issuance to long term debt and equity classified warrants based on relative fair value as determined by the Discounted Cash Flow approach and Monte Carlo simulation model, respectively. The portion of proceeds allocated to equity-classified warrants and direct debt issuance costs are classified as debt discounts. The carrying value of long term debt in the Company’s condensed consolidated balance sheet consists of principal amount of debt, net of debt discounts. Debt discounts are amortized to interest expense based on the related debt agreements primarily using the effective interest method.

Non-controlling Interests

The non-controlling interest in the Company’s condensed consolidated financial statements represents the warrants for Nestwave, SAS (“Nestwave”) shares that were owned by the selling shareholders of Nestwave. Holders of the warrants do not have the right to income or obligation to losses, and the Company did not attribute any net loss to the non-controlling interests for the three and nine months ended September 30, 2023.

Foreign Currency Translation

The functional currency of NextNav’s foreign subsidiaries is generally the local currency. Assets and liabilities are translated into U.S. dollars at the exchange rate in effect at the Condensed Consolidated Balance Sheet date. Operating accounts are translated at an average rate of exchange for the respective accounting periods. Translation adjustments resulting from the process of translating foreign currency financial statements into U.S. dollars are reported as a component of accumulated other comprehensive loss. Transaction gains and losses reflected in the functional currencies are charged to income or expense at the time of the transaction.

Net transaction gains (losses) from foreign currency contracts recorded in the Consolidated Statements of Comprehensive Loss were immaterial for the three and nine months ended September 30, 2023 and 2022. The only component of other comprehensive loss is currency translation adjustments for all periods presented. No income tax expense was allocated to the currency translation adjustments.

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

3. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2023	December 31, 2022
	(in thousands)
Accrued salary and other employee liabilities	$2,928	$2,420
Accrued legal and professional services	299	387
Other accrued liabilities	4,354	2,434
Total	$7,581	$5,241

4. Intangibles

Intangible assets as of September 30, 2023 and December 31, 2022 consist of following (in thousands):

	September 30, 2023			December 31, 2022
	Gross Amount	Accumulated Amortization	Net Carrying Value	Gross Amount	Accumulated Amortization	Net Carrying Value
Indefinite-Lived intangible assets	$3,467	$—	$3,467	$3,467	$—	$3,467
Acquired Software	6,983	1,911	5,072	6,999	1,561	5,438
Acquired Technology	575	44	531	580	8	572
Internal Use Software	2,326	1,047	1,279	1,560	640	920
Total	$13,351	$3,002	$10,349	$12,606	$2,209	$10,397

The weighted average remaining useful lives of acquired software and acquired technology were 11.08 years as of September 30, 2023.

Amortization expense on intangibles assets was $0.3 million and $0.1 million for the three months ended September 30, 2023 and 2022, respectively. Amortization expense on intangibles assets was $0.8 million and $0.2 million for the nine months ended September 30, 2023 and 2022, respectively. Future amortization is expected as follows:

2023	$270
2024	1,012
2025	950
2026	712
2027 and thereafter	3,938
$6,882

5. Equity Method Investment

As of September 30, 2023, the Company’s total ownership of MetCom Inc., a privately-owned Japanese joint stock company (kabushiki kaisha) (“MetCom”), consisted of 702,334 shares representing ownership of 14.8%. The Company provides licenses to its technology, infrastructure and subscriber equipment to MetCom to support MetCom’s efforts in commercializing terrestrial positioning technology (both TerraPoiNT and Pinnacle) in Japan. Due to the technological dependencies, the Company’s equity ownership and representation on MetCom’s board of directors, the Company has significant influence, but not controlling interest, over MetCom. The Company’s investment in MetCom is accounted for under the equity method. The basis difference in the Company’s cost basis and the basis reflected at the investee entity level is allocated to equity method goodwill and is not amortized. The Company recognized a loss of $157 thousand in the nine months ended September 30, 2023 that is recorded in other income (expenses). The carrying value of the Company’s investment in MetCom was $738 thousand as of September 30, 2023 and is classified in other long-term assets. The Company had $46 thousand and $279 thousand in accounts receivable from MetCom as of September 30, 2023 and December 31, 2022, respectively.

The Company holds a warrant (the “MetCom Warrant”) issued by MetCom which entitles the Company to purchase additional shares at an exercise price of JPY10 per share, such that the Company may obtain an aggregate total of 33% of MetCom common stock on an “as-converted” basis. The MetCom Warrant is subject to certain vesting conditions which were not met as of September 30, 2023; therefore, the Warrant was not exercisable.

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

The following table presents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
	(in thousands)
September 30, 2023
Cash and Cash Equivalents - Money Market Funds	$806	$—	$—	$806
Cash and Cash Equivalents - U.S. Government Agency Bonds	—	86,307	—	86,307
Short term investments - U.S. Government Agency Bonds	—	6,962	—	6,962
Private Placement Warrants	—	—	14,000	14,000

December 31, 2022
Cash and Cash Equivalents - Money Market Funds	$95	$—	$—	$95
Cash and Cash Equivalents - U.S. Government Agency Bonds	—	36,509	—	36,509
Short term investments - U.S. Government Agency Bonds	—	8,216	—	8,216
Private Placement Warrants	$—	$—	$4,200	$4,200

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

Level 3 Liabilities

The Company engaged a third-party valuation firm to assist with the fair value analysis of the Private Placement Warrants (as defined below). The analysis used commonly accepted valuation methodologies and best practices to determine the fair value of the equity, in accordance with fair value standards and U.S. GAAP. For the Private Placement Warrants that were outstanding as of September 30, 2023 and December 31, 2022, NextNav used a Monte Carlo simulation model. The following table shows the assumptions used in each respective model:

	September 30, 2023	December 31, 2022
	Values	Values
Stock Price	$5.14	$2.93
Strike price	$11.50	$11.50
Holding Period/Term (years)	3.08	3.82
Volatility	72.50%	62.00%
Expected dividends	None	None
Risk-Free Rate	4.79%	4.13%
Fair value of warrants	$1.60	$0.48

The table below provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3).

Warrants:	(in thousands)
Balance as of December 31, 2022	$4,200
Fair value adjustment of Private Placement Warrants	9,800
Balance as of September 30, 2023	$14,000

7. Long term debt, net

On  May 9, 2023 (the “Initial Closing”), pursuant to the terms of the Notes Purchase Agreement (the “NPA”) and Indenture Agreement (the “Indenture”), the Company issued $50.0 million senior secured notes (the “Notes”) with a fixed interest rate of 10% to a group of lenders (the “Lenders”) including Whitebox Advisors LLC, Susquehanna International Group, and Clutterbuck Capital Management. The Notes will mature on December 1, 2026 with interest payable semi-annually in arrears on June 1 and December 1 of each year. The Company may elect, in its sole discretion, to pay up to 50% of the accrued and unpaid interest on the Notes due with its common stock.

Under the NPA, the Lenders had the right, but not the obligation, to purchase additional Notes (the “Additional Notes”), on a pro rata basis, in an aggregate principal amount of $20.0 million, to be exercisable within 30 days of the Initial Closing. Subsequent to the Initial Closing, on June 8, 2023, the note purchasers elected to purchase such Additional Notes an aggregate principal amount of  $20.0 million in senior secured notes due 2026. The Additional Notes were issued on July 6, 2023.  The terms and conditions of the Additional Notes are the same as the original Notes.

In conjunction with the issuance of Notes, the Company issued 18,518,520 warrants (the “Initial Warrants”) at an exercise price of $2.16 per share and with the issuance of Additional Notes on July 6, 2023, the Company issued 7,407,407 warrants (the “Additional Warrants,” together with the Initial Warrants, the “Debt Warrants”) at an exercise price of $2.16 per share to purchase Company’s common stock to the Lenders. The Company has the right to redeem for cash the applicable pro rata portion of any Debt Warrant on each of May 1, 2025, September 1, 2025 and December 1, 2025, in each case, at a redemption price of $0.01 per share of underlying common stock, where there exists both a Funding Shortfall (as defined in the Debt Warrants) and the market price of the underlying common stock, calculated in accordance with the provisions of the Debt Warrants, exceeds 130% of the exercise price of the Debt Warrants. The fair value of the Initial Warrants and the Additional Warrants was $14.6 million and $8.2 million, respectively, on the issuance date and was classified as debt discount. The fair value was determined based on no observable pricing inputs in the market and is categorized accordingly as Level 3 in the fair value hierarchy. The Company agreed to file a registration statement under the Securities Act of 1933, as amended (the “Securities Act”), registering the resale of the Debt Warrants and the shares of common stock underlying the Debt Warrants within 35 business days of the Initial Closing. The Company filed such registration statement with the SEC on June 23, 2023, which the SEC declared effective on June 29, 2023.

The carrying value of the Notes was $47.1 million as of September 30, 2023 net of debt discount of $22.9 million. Net amortization of the debt discount totaled $1.8 million for the nine months ended September 30, 2023. The total estimated fair value of the Notes approximates the carrying value of the Notes as of September 30, 2023. The fair value was determined based on no observable pricing inputs in the market and is categorized accordingly as Level 3 in the fair value hierarchy.

Additional Interests

The Notes are subject to additional interest of up to 0.50% per annum if (i) the Company fails to timely make certain required filings with the Securities and Exchange Commission, until such filings are made, or (ii) the Notes are not otherwise freely tradeable under Rule 144 under the Securities Act.

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

The Indenture contains customary covenants limiting the ability of the Company and its subsidiaries to incur or guarantee additional indebtedness; pay dividends or distributions on, or redeem or repurchase, capital stock; make certain investments or other restricted payments; sell assets; enter into transactions with affiliates; and merge or consolidate or sell all or substantially all of its assets. These covenants are subject to a number of important and significant limitations, qualifications and exceptions. The Indenture also contains customary events of default. Failure to comply with such covenants could result in an acceleration of the maturity of indebtedness outstanding and additional interest of up to 2.00% per annum under the Indenture.

As of September 30, 2023, the Company was in compliance with all of the applicable debt covenants described above.

8. Warrants and Warrant Liability

As of September 30, 2023, NextNav had 44,267,686 warrants outstanding including: (a) 9,999,990 public warrants sold in connection with Spartacus’ initial public offering (the “Public Warrants”); (b) 8,750,000 warrants issued in a private placement on the initial public offering closing date (the “Private Placement Warrants”); and (c) 25,517,696 the Debt Warrants, as further described in Note 7.

Holders of the Public Warrants, Private Placement Warrants and Debt Warrants are entitled to acquire shares of common stock of NextNav. With respect to the Public Warrants and Private Placement Warrants, each whole warrant entitles the registered holder to purchase one share at an exercise price of $11.50 per share. The Public Warrants and Private Placement Warrants expire on October 28, 2026. With respect to the Debt Warrants, each warrant entitles the registered holder to purchase one share at an exercise price of $2.16 per share. The Debt Warrants expire on June 1, 2027.

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

The Company has the right to redeem for cash the applicable pro rata portion of any Debt Warrant on each of May 1, 2025, September 1, 2025 and December 1, 2025, in each case, at a redemption price of $0.01 per share of underlying common stock, where there exists both a Funding Shortfall (as defined in the Debt Warrant) and the market price of the underlying common stock, calculated in accordance with the provisions of the Debt Warrants, exceeds 130% of the exercise price of the Warrants. The fair value of the Debt Warrants was $22.8 million on the issuance date and was classified as debt discount. The fair value was determined based on no observable pricing inputs in the market and is categorized accordingly as Level 3 in the fair value hierarchy. The Company agreed to file a registration statement under the Securities Act, registering the resale of the Debt Warrants and the shares of common stock underlying the Debt Warrants within 35 business days of the Initial Closing. The Company filed such registration statement with the SEC on June 23, 2023, which the SEC declared effective on June 29, 2023.

9. Common Stock

As of September 30, 2023, NextNav had authorized the issuance of 600,000,000 shares of capital stock, par value, 0.0001 per share, consisting of (a) 500,000,000 shares of common stock and (b) 100,000,000 shares of undesignated preferred stock. As of September 30, 2023, NextNav had 108,977,489 shares of common stock issued and 108,976,312 shares of common stock outstanding.

10. Commitments and Contingencies

Litigation and Legal Matters

From time to time, the Company is party to litigation and other legal matters incidental to the conduct of its business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company accrues liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of September 30, 2023, the Company was not involved in any such matters, individually or in the aggregate, which management believes would have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.

11. Income Taxes

The Company computes its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pretax income or loss and adjusts the provision for discrete tax items recorded in the period. A valuation allowance has been established against the Company’s U.S. federal and state deferred tax assets, which results in an annualized effective tax rate for the Company’s U.S. operations of 0%. During Q2 of 2023 a valuation allowance was established against the Company’s French deferred tax asset. For the three months ended September 30, 2023, the Company recorded an income tax provision of $24 thousand related to foreign tax activity on a pretax loss of $23.2 million, resulting in an effective tax rate of (0.10)%. For the three months ended September 30, 2022, the Company recorded an income tax provision of $15 thousand related to foreign tax activity on a pretax income of $18.7 million, resulting in an effective tax rate of (0.08)%. For the nine months ended September 30, 2023, the Company recorded an income tax provision of $159 thousand related to foreign tax activity on a pretax loss of $55.2 million, resulting in an effective tax rate of (0.3)%. For the nine months ended September 30, 2022, the Company recorded an income tax provision of $41 thousand related to foreign tax activity on a pretax loss of $27.6 million, resulting in an effective tax rate of (0.1)%. These effective tax rates differ from the U.S. federal statutory rate primarily due to the valuation allowance against the Company’s domestic and French deferred tax assets.

12. Subsequent Events

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

Overview

We are the market leader in delivering next generation PNT solutions that overcome the limitations of existing space-based GPS. Our solutions are built on a robust asset platform including 8MHz of nearly nationwide wireless spectrum in the 900MHz band, intellectual property and deployed network systems. The world increasingly requires more accurate and resilient PNT capabilities. Public safety, autonomous vehicles, electric vertical takeoff and landing vehicles (“eVTOLs”), unmanned aerial vehicles (“UAVs”), and the app economy all require precise 3D location solutions.

In early 2021, we launched the first element of our next generation GPS service, through initial commercial availability of our nationwide Pinnacle network, deployed in partnership with AT&T Services, Inc. (“AT&T”). The Pinnacle network provides “floor-level” altitude data to over 90% of commercial structures over three stories in the U.S. Pinnacle is being utilized by FirstNet® for public safety. We are currently providing services to Verizon Communications, Inc. (“Verizon”) as a customer for enhanced 911 (“E911”) services, using our Pinnacle 911 solution, and service is being provided to handsets operating on other national wireless carrier networks. Pinnacle has also been adopted by a growing number of public safety apps, commercial apps and app development platforms, including CRG, GeoComm, Rapid Deploy, Central Square, NGA 911,and Qualcomm. We believe that ramp up of customers using our existing Pinnacle network will support revenue growth over the coming years.

We will be extending our capabilities by expanding the deployment of our TerraPoiNT system, which is a nationwide network that is designed to overcome the inherent limitations of traditional GPS. TerraPoiNT includes a network of specialized wide area location transmitters that broadcast an encrypted PNT signal on our licensed 900MHz LMS spectrum with a signal that is 100,000 times stronger than GPS. TerraPoiNT is well suited for urban and indoor environments where existing GPS signals are either distorted or blocked all together. In addition, TerraPoiNT provides redundancy for GPS, which is vulnerable to spoofing and jamming. GPS redundancy is increasingly a U.S. national security priority and is a rising priority in the other parts of the world. Critical infrastructure, including communications networks and power grids, require a reliable GPS signal for accurate timing. A failure of GPS would be catastrophic, and there is no back-up system today.

Since the inception of NextNav, LLC in 2007, we have secured valuable FCC licenses covering over 90% of the U.S. population for a continuous 8MHz band of nearly nationwide 900MHz spectrum, filed more than 175 patents related to our systems and services, deployed the nationwide Pinnacle network and launched commercial service. In addition, we have deployed our TerraPoiNT solution in 88 markets, and TerraPoiNT received the highest scores in testing by the U.S. Department of Transportation of potential PNT back-up solutions.

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

Macroeconomic Factors

We are aware that network deployment projects are experiencing delays in schedules and potential cost increases due to a tight labor supply in the field services market. While the impact of this supply constraint is not material to our network projects at this time, we continue to carefully manage labor and materials supply matters.  Additionally, there is an increased risk of financial market disruption. Management continues to actively monitor our financial condition, liquidity, operations, suppliers, industry and workforce. We expect these macroeconomic factors and their effects on our operations to continue through the remainder of 2023.

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

Interest Income (Expense)

Interest income consists of interest earned from our cash and cash equivalents balance and on marketable securities. Interest expense relates to interest and amortization of debt discounts on our senior secured notes.

Other Income (Expense)

Other income (expense) consists of miscellaneous non-operating items, such as change in fair value of warrants, equity method income (loss), and foreign currency gains (losses).

Results of Operations

The following table sets forth our statements of operations for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Revenue	$1,027	$503	$2,657	$3,123
Operating expense:
Cost of goods sold (1)	3,232	2,830	9,397	8,868
Research and development (1)	5,007	4,567	14,579	12,725
Selling, general and administrative (1)	6,152	10,152	18,722	29,874
Depreciation and amortization	1,256	891	3,559	2,657
Total operating expenses	15,647	18,440	46,257	54,124
Operating loss	(14,620)	(17,937)	(43,600)	(51,001)
Interest income (expense)	(1,740)	336	(1,614)	445
Other income (expense)	(6,836)	(1,114)	(9,966)	22,983
Loss before income taxes	(23,196)	(18,715)	(55,180)	(27,573)
Provision for income taxes	24	15	159	41
Net loss	$(23,220)	$(18,730)	$(55,339)	$(27,614)

(1)

Cost of goods sold, research and development, and selling, general and administrative expense for the periods do not include depreciation and amortization, which is presented separately in the Condensed Consolidated Statements of Comprehensive Loss, but include stock-based compensation as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Cost of goods sold	$561	$531	$1,705	$1,714
Research and development	1,843	1,415	5,201	4,715
Selling, general and administrative	2,003	4,689	5,737	14,164
Total stock-based compensation expense	$4,407	$6,635	$12,643	$20,593

Comparison of the Three Months Ended September 30, 2023 and 2022

Revenue

	Three months ended September 30,
	2023	2022	$ Change	% Change
	(in thousands)
Revenue	$1,027	$503	$524	104.2%

Revenue increased by $0.5 million, or 104.2%, to $1.0 million for the three months ended September 30, 2023 from $0.5 million for the three months ended September 30, 2022. The increase was driven by an increase in recurring service revenue from technology and services contracts with commercial customers. For the three months ended September 30, 2023 one customer accounted for 69% of total revenue, another customer accounted for 15% of total revenue, and a third customer accounted for 11% of total revenue. For the three months ended September 30, 2022, one customer accounted for 95% of total revenue.

Operating Expense

Cost of Goods Sold (COGS)

	Three months ended September 30,
	2023	2022	$ Change	% Change
	(in thousands)
COGS	$3,232	$2,830	$402	14.2%

COGS increased by $0.4 million, or 14.2%, to $3.2 million for the three months ended September 30, 2023 from $2.8 million for the three months ended September 30, 2022. The increase was primarily driven by increase in site rent expense due to deployment of new sites in 2023 and related maintenance cost.

Research and Development

	Three months ended September 30,
	2023	2022	$ Change	% Change
	(in thousands)
Research and development	$5,007	$4,567	$440	9.6%

Research and development expenses increased by $0.4 million, or 9.6%, to $5.0 million for the three months ended September 30, 2023 from $4.6 million for the three months ended September 30, 2022. The increase was primarily driven by a $0.4 million increase in stock-based compensation and a $0.2 million increase in operational and maintenance cost. The increases were partially offset by a $0.2 million decrease in software license expenses.

Selling, General and Administrative

	Three months ended September 30,
	2023	2022	$ Change	% Change
	(in thousands)
Selling, general and administrative	$6,152	$10,152	$(4,000)	(39.4)%

Selling, general and administrative expenses decreased by $4.0 million, or 39.4%, to $6.2 million for the three months ended September 30, 2023 from $10.2 million for the three months ended September 30, 2022. The decrease was primarily driven by a $2.7 million decrease in stock-based compensation, a $0.6 million decrease in professional services, a $0.3 million decrease in outside consulting expenses, a $0.2 million decrease in marketing and recruiting cost and a $0.2 million decrease in directors’ and officers’ insurance.

Depreciation and Amortization

	Three months ended September 30,
	2023	2022	$ Change	% Change
	(in thousands)
Depreciation and amortization	$1,256	$891	$365	41.0%

Depreciation and amortization expenses increased by $0.4 million, or 41%, to $1.3 million for the three months ended September 30, 2023 from $0.9 million for the three months ended September 30, 2022. The increase in depreciation and amortization expense is primarily attributable to placing Pinnacle and TerraPoiNT network assets in service since the third quarter of 2022 and amortization related to acquired intangibles in fourth quarter of 2022.

Interest Income (Expense)

	Three months ended September 30,
	2023	2022	$ Change	% Change
	(in thousands)
Interest income (expense)	$(1,740)	$336	$(2,076)	(617.9)%

Interest expense for the three months ended September 30, 2023 was $2.9 million whereas interest income was $1.2 million resulting in net interest expense of $1.7 million for the three months ended September 30, 2023 compared with interest income of $0.3 million for the three months ended September 30, 2022. The increase in interest expense was due to interest and amortization of debt discounts on our senior secured notes issued during 2023.

Other Expense

	Three months ended September 30,
	2023	2022	$ Change	% Change
	(in thousands)
Other expense	$(6,836)	$(1,114)	$(5,722)	513.6%

Other expense was $6.8 million for the three months ended September 30, 2023 compared with other expense of $1.1 million for the three months ended September 30, 2022. The change was primarily driven by the change in the fair value of warrants.

Comparison of the Nine Months Ended September 30, 2023 and 2022

Revenue

	Nine months ended September 30,
	2023	2022	$ Change	% Change
	(in thousands)
Revenue	$2,657	$3,123	$(466)	(14.9)%

Revenue decreased by $0.5 million, or 14.9%, to $2.7 million for the nine months ended September 30, 2023 from $3.1 million for the nine months ended September 30, 2022. The decrease was driven by decreased integration revenue, partially offset by increased recurring service revenue from technology and services contracts with commercial customers. For the nine months ended September 30, 2023 and 2022, one customer accounted for 80% and 91% of total revenue, respectively.

Operating Expense

Cost of Goods Sold (COGS)

	Nine months ended September 30,
	2023	2022	$ Change	% Change
	(in thousands)
COGS	$9,397	$8,868	$529	6.0%

COGS increased by $0.5 million, or 6%, to $9.4 million for the nine months ended September 30, 2023 from $8.9 million for the nine months ended September 30, 2022. The increase was primarily driven by a $0.6 million related to increase in site rent expense due to deployment of new sites in 2023 and a $0.2 million increase in software license expenses. The increases were partially offset by a $0.3 million decrease in payroll-related expenses, outside consulting expenses and operational and maintenance cost.

Research and Development

	Nine months ended September 30,
	2023	2022	$ Change	% Change
	(in thousands)
Research and development	$14,579	$12,725	$1,854	14.6%

Research and development expenses increased by $1.9 million, or 14.6%, to $14.6 million for the nine months ended September 30, 2023 from $12.7 million for the nine months ended September 30, 2022. The increase was primarily driven by a $0.9 million increase in payroll-related expenses, a $0.5 million increase in stock-based compensation, a $0.4 million increase in operational and maintenance cost, $0.2 million increase in software license fee and a $0.1 million increase in professional services. The increases were partially offset by a $0.2 million decrease in outside consulting expenses.

Selling, General and Administrative

	Nine months ended September 30,
	2023	2022	$ Change	% Change
	(in thousands)
Selling, general and administrative	$18,722	$29,874	$(11,152)	(37.3)%

Selling, general and administrative expenses decreased by $11.2 million, or 37.3%, to $18.7 million for the nine months ended September 30, 2023 from $29.9 million for the nine months ended September 30, 2022. The decrease was primarily driven by an $8.4 million decrease in stock-based compensation, a $0.8 million decrease in directors’ and officers’ insurance, a $0.7 million decrease in outside consulting expenses, a $0.7 million decrease in professional services, and a $0.4 million decrease in marketing and recruiting cost, and a $0.3 million decrease in payroll-related expenses. The decreases were partially offset by a $0.2 million increase in operational and maintenance cost.

Depreciation and Amortization

	Nine months ended September 30,
	2023	2022	$ Change	% Change
	(in thousands)
Depreciation and amortization	$3,559	$2,657	$902	33.9%

Depreciation and amortization expenses increased by $0.9 million, or 33.9%, to $3.6 million for the nine months ended September 30, 2023 from $2.7 million for the nine months ended September 30, 2022. The increase in depreciation and amortization expense was primarily attributable to placing Pinnacle and TerraPoiNT network assets in service since the third quarter of 2022 and amortization related to acquired intangibles in fourth quarter of 2022.

Interest Income (Expense)

	Nine months ended September 30,
	2023	2022	$ Change	% Change
	(in thousands)
Interest income (expense)	$(1,614)	$445	$(2,059)	(462.7)%

Interest expense for the nine months ended September 30, 2023 was $4.2 million whereas interest income was $2.6 million resulting in net interest expense of $1.6 million for the nine months ended September 30, 2023 compared with interest income of $0.4 million for the nine months ended September 30, 2022. The increase in interest expense was due to interest and amortization of debt discounts on our senior secured notes issued during 2023.

Other Income (Expense)

	Nine months ended September 30,
	2023	2022	$ Change	% Change
	(in thousands)
Other income (expense)	$(9,966)	$22,983	$(32,949)	(143.4)%

Other expense was $10.0 million for the nine months ended September 30, 2023 compared with other income of $23.0 million for the nine months ended September 30, 2022. The change in other income was primarily driven by the change in the fair value of warrants.

Liquidity and Capital Resources

We have incurred losses since our inception and to date have generated only limited revenue. We have primarily relied upon debt and equity financings to fund our cash requirements. During the nine months ended September 30, 2023 and 2022, we incurred net losses of $55.3 million and $27.6 million, respectively. During the nine months ended September 30, 2023, our net cash used in operating activities and investing activities was $24.6 million and $1.5 million, respectively. During the nine months ended September 30, 2022, our net cash used in operating activities and investing activities was $25.2 million and $11.3 million, respectively. As of September 30, 2023, we had cash and cash equivalents and marketable securities of $97.1 million and an accumulated deficit of $743.8 million. We expect to incur additional losses and higher operating expenses for the foreseeable future. Our primary use of cash is to fund our operations as we continue to grow our business. We will require a significant amount of cash for expenditures as we invest in ongoing research and development and the expansion of the TerraPoiNT network.

Managing liquidity and our cash position is a priority of ours. We continually work to optimize our expenses in light of the growth of our business, and adapt to changes in the economic environment. We believe that our cash and cash equivalents and marketable securities as of September 30, 2023 will be sufficient to meet our working capital and capital expenditure needs, including all contractual commitments, beyond the next 12 months. We believe we will meet longer term expected future cash requirements and obligations through a combination of our existing cash and cash equivalents balances and marketable securities, cash flows from operations, and issuance of equity securities or debt offerings. However, this determination is based upon internal projections and is subject to changes in market and business conditions.

In 2023, we issued $70.0 million senior secured notes with a fixed interest rate of 10% to the Lenders. The Notes will mature on December 1, 2026 with interest payable semi-annually in arrears on June 1 and December 1 of each year. We may elect, in its sole discretion, to pay up to 50% of the accrued and unpaid interest on the senior secured notes due with its common stock. Refer to Note 7 to our condensed consolidated financial statements for the three and nine months ended September 30, 2023 included elsewhere in this Quarterly Report on Form 10-Q.

Cash Flows

The following table summarizes our cash flows for the period indicated:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net cash (used in) operating activities	$(24,607)	$(25,185)
Net cash (used in) investing activities	(1,494)	(11,297)
Net cash provided by financing activities	69,005	44

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

Net cash used in operating activities during the nine months ended September 30, 2023 was $24.6 million, resulting primarily from a net loss of $55.3 million adjusted for non-cash charges of $12.6 million for stock-based compensation, non-cash expense of $9.8 million for change in the fair value of warrant liability, $3.6 million for depreciation and amortization, $1.8 million for amortization of debt discount, $0.5 million realized and unrealized gain on marketable securities, $0.2 million for equity method investment loss, and $0.1 million in asset retirement obligation accretion expense. Additionally, there was a net increase in operating liabilities of $3.3 million.

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

Cash Flows from Investing Activities

Net cash used by investing activities during the nine months ended September 30, 2023 was $1.5 million, representing sale and maturity of marketable securities, net of purchase of marketable securities, and cash used for property and equipment primarily related to the deployment of the Pinnacle and TerraPoiNT network and internal use software.

Net cash used in investing activities during the nine months ended September 30, 2022 was $11.3 million, representing additions to property, equipment and related installation costs primarily related to the deployment of the Pinnacle Network.

Cash Flows from Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2023 was $69.0 million, primarily reflecting cash proceeds from issuance of senior secured notes, net of debt issuance cost.

Net cash provided by financing activities during the nine months ended September 30, 2022 was $44 thousands primarily reflecting cash proceeds from exercise of common stock options.

Critical Accounting Policies and Significant Management Estimates

For a discussion of our critical accounting policies and estimates, please refer to Item 7 under Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Form 10-K and Note 2 to our condensed consolidated financial statements for the three and nine months ended September 30, 2023 included elsewhere in this Quarterly Report on Form 10-Q .

Recently Issued and Adopted Accounting Standards

For information regarding new accounting pronouncements, and the impact of these pronouncements on our condensed consolidated financial statements, refer to Note 2 to our condensed consolidated financial statements for the three and nine months ended September 30, 2023 included elsewhere in this Quarterly Report on Form 10-Q.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2023.

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

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

You should carefully consider all of the information included in this Quarterly Report on Form 10-Q before you decide whether to invest in our securities. Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with SEC on March 30, 2023, and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2023, as well as those otherwise described or updated from time to time in our other filings with the SEC. You should consult your own financial and legal advisors as to the risks entailed by an investment in our securities and the suitability of investing in our securities in light of your particular circumstances.

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

NEXTNAV INC.

Date: November 8, 2023	By:	/s/ Christian D. Gates
	Name:	Christian D. Gates
	Title:	Chief Financial Officer and Principal Financial Officer

Date: November 8, 2023	By:	/s/ Sammaad R. Shams
	Name:	Sammaad R. Shams
	Title:	Corporate Accounting Officer and Principal Accounting Officer

