Form 10-K
period 2023-12-31
NEXTNAV INC.
filed 2024-03-13
CIK 1865631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2023

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

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates of the registrant was $215,791,582 (based on the closing price of $2.94 per share as reported on the Nasdaq Capital Market as of that date).

There were 111,189,983 shares of the registrant’s common stock outstanding as of March 8, 2024.

Documents Incorporated by Reference

Portions of the registrant’s Definitive Proxy Statement relating to the 2024 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K.

NEXTNAV INC.

Annual Report on Form 10-K for the Fiscal Year ended December 31, 2023

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

The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements about:

1.	expectations regarding our strategies and future financial performance, including our future business plans or objectives, expected functionality of our geolocation services, anticipated timing and level of deployment of our services, anticipated demand and acceptance of our services, prospective performance and commercial opportunities and competitors, the timing of obtaining regulatory approvals, ability to finance our research and development activities, commercial partnership acquisition and retention, products and services, pricing, marketing plans, operating expenses, market trends, revenue, liquidity, cash flows and uses of cash, capital expenditures, and our ability to invest in growth initiatives;
2.	our ability to recognize the anticipated benefits of the Business Combination (as defined below), our ability to realize the anticipated technical and business benefits associated with the acquisition of NextNav France (as defined below), and any subsequent mergers, acquisitions, or other similar transactions, which may be affected by, among other things, competition, and the ability of the combined business to grow and manage growth profitably;
3.	factors relating to our future operations, projected capital resources and financial position, estimated revenue and losses, projected costs and capital expenditures, prospects and plans, including the potential increase in customers on our Pinnacle network, the expansion of our services in Japan through MetCom, and expectations about other international markets;
4.	projections of market growth and size, including the level of market acceptance for our services;
5.	our ability to adequately protect key intellectual property rights or proprietary technology;
6.	our ability to evolve our technology to be compatible with 5G NR, and realize the technical benefits of such proposed evolution;
7.	our ability to maintain our Location and Monitoring Service (“LMS”) licenses and obtain additional LMS licenses as necessary;
8.	our ability to maintain adequate operational financial resources or raise additional capital or generate sufficient cash flows, including the adequacy of our financial resources to meet our operational and working capital requirements for the 12-month period following the issuance of this report;
9.	our ability to develop and maintain effective internal controls;
10.	our success in recruiting and/or retaining officers, key employees or directors;
11.	expansion plans and opportunities;
12.	costs related to being a public company;
13.	our ability to maintain the listing of our securities on Nasdaq; and
14.	the outcome of any known and unknown litigation and regulatory proceedings.

We have included important factors in the cautionary statements included in this Annual Report on Form 10-K, particularly in “Item 1A. Risk Factors,” that could cause actual results or events to differ materially from the forward-looking statements that we make. You should read this Annual Report on Form 10-K and the documents that we have filed as exhibits to this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. These forward-looking statements are based on information available as of the date of this Annual Report on Form 10-K, and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update or revise any forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ii

Risk Factors Summary

The following summarizes the principal factors that make an investment in us speculative or risky, all of which are more fully described in “Item 1A. Risk Factors” below. This summary should be read in conjunction with “Item 1A. Risk Factors” and should not be relied upon as an exhaustive summary of the material risks facing our business.

Risks Related to the Business and the Industry

●	We have incurred significant losses since inception. We expect to incur losses in the future and may not be able to achieve or maintain profitability and may need to raise additional capital to maintain our operations in the future.

●	Our limited operating history makes it difficult to evaluate our future prospects and the risks and challenges we may encounter.

●

The Indenture governing our senior secured notes contains restrictions and other provisions regarding events of default that may make it more difficult to execute our strategy or to effectively compete, or that could materially and adversely affect our financial position.

●	Pinnacle z-axis is a new capability, and adoption may be delayed by our potential customers’ unfamiliarity with 3D position, a lack of ecosystem support (e.g., specific device sensors, 3D routing) and/or other factors.

●	Our business plan and, in turn, our ability to generate revenue, depends in large part on end users accessing our services through our customers’ platforms.

●	We may not be successful in the evolution of our TerraPoiNT technology to utilize 5G NR signals, which would increase our costs and may increase the challenges of adopting our service.

●	Our hybrid architecture, which depends on the use of our transmitters and our ability to calibrate signals transmitted by third parties, is unproven, may not perform well and may cost significantly more than our initial estimates.

●	We face intense competition in our market from multiple sources, especially from competitors that offer their location services for free, which could make it difficult for us to acquire and retain customers and end users.

●	We are heavily reliant on third parties, including AT&T, Verizon and Amazon Web Services for a variety of our products and business operations, as well as on a limited number of key vendors for timely supply of components necessary for our offerings.

●	Our services may not continue to be adopted or retained by wireless carriers and device vendors for E911.

●	Our Pinnacle service in smartphones and other mobile devices relies on the availability of barometric pressure measurements and 2D location being made available to us or our customers.

●	Our services’ full potential is contingent on our distribution partners’ and customers’ access to a variety of third-party platforms, which creates a number of uncertainties and potential risks.

●	Our services are available within defined network footprints, and if we are not able to deploy new infrastructure, we will not be able to expand our service area.

●	There is no guarantee that TerraPoiNT service will be sold to commercial or additional government users or achieve broad commercial support in the United States or internationally.

●

There is no guarantee that Federal and state government resilient positioning, navigation and timing (“PNT”) programs will result in procurements that result in the adoption of our services or revenue to us, and the process that may result in such adoption or revenue may be delayed.

●	Our business depends on the use of location by a wide range of applications. Related privacy concerns could damage our reputation and deter current and potential users from using our products and applications.

●	Natural or man-made disasters, including cyber-security attacks or terrorist attacks could have an adverse effect on our business.

●	Actual or perceived disruptions of our information technology systems or data security incidents could have an adverse effect on our business.

iii

●	We may become subject to litigation arising out of any security breaches, which may adversely affect our business. Our insurance policies’ limits may not be sufficient to cover any related liabilities we may face.

●	We depend on the availability of personnel with the requisite level of technical expertise in the telecommunications industry, as well as on key members of our senior management team, and our performance could be adversely impacted if we fail to retain such key members and/or fail to find suitable replacements.

●	The failure to successfully obtain, maintain and enforce intellectual property rights and defend against challenges to our intellectual property rights could adversely affect us.

●	Our results could be adversely impacted as a result of increased inflation and supply chain pressures.

●

Military action in different regions of the world, including Ukraine and the Middle East, and the resulting geopolitical effects, may directly or indirectly increase our risks from supply chain, cybersecurity, foreign currency fluctuations, or other factors.

●	Strategic transactions, including the Asset Purchase Agreement dated March 7, 2024, wherein we agreed to acquire an additional 4 MHz of M-LMS spectrum licenses in the 900 MHz band, involve significant risks and/or uncertainties that could adversely affect our business.

Risks Related to Legal and Regulatory Matters

●	Our business depends on access to radio spectrum to provide certain of our location services and access to such spectrum on a nationwide basis is not a certainty.

●	Our ability to fully utilize our spectrum by leveraging 5G NR signals to provide voice and data services in addition to position, navigation and timing will require changes to the rules of the Federal Communications Commission (“FCC”) and spectrum license modifications, including changes with respect to those licenses that we are seeking to acquire pursuant to the Asset Purchase Agreement dated March 7, 2024. These FCC actions are not a certainty.

●	Our FCC licenses authorize the use of radio frequencies that are shared with other radio services, which could result in harmful interference and impairment to our use of our licensed spectrum.

●	Our LMS licenses are subject to renewal and end-of-term build-out requirements maintained by the FCC and no certainty exists that we will be able to secure ongoing renewals or comply with such build-out requirements.

●	Our retention and use of our LMS licenses has been the subject of ongoing objections by third parties that could result in the revocation or non-renewal of our LMS licenses and may impact our ability to modify our licenses.

●	A portion of our business plan targets government customers, which subjects us to risks, including early termination, audits, investigations, sanctions and penalties.

●	We and our service providers handle personal information, which creates legal obligations and may give rise to additional costs and liability.

●	We are subject to stringent U.S. export control and economic sanctions laws and regulations.

●	We are exposed to risks related to geopolitical and economic factors, laws and regulations and our international business subjects us to numerous risks associated with doing business globally.

Risks Related to our Common Stock

●	If we issue and sell additional shares of our Common Stock in the future, our existing stockholders will be diluted and our stock price could fall. Further, certain of our Warrants are exercisable, which could increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

●	Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

●	We have never paid dividends on our capital stock, and we do not anticipate paying any cash dividends in the foreseeable future.

iv

PART I

Item 1. Business.

Overview

We are the market leader in delivering resilient, next generation, complementary positioning, navigation and timing (“PNT”) solutions designed to overcome the limitations and vulnerabilities of the existing space-based Global Positioning System (“GPS”) and Global Navigation Satellite Systems (“GNSS”). Our complementary PNT solutions are built on a deep asset base, which we are evolving to utilize 5G New Radio (“5G NR”) technologies. We expect the evolution of our platform to 5G NR to significantly improve the efficiency and flexibility of our operations, technically enabling the delivery of high-bandwidth data services simultaneously with our industry-leading PNT solutions. Since the inception of NextNav, LLC in 2007, we have secured valuable Federal Communications Commission (“FCC”) licenses for a contiguous 8 MHz band of 900 MHz M-LMS spectrum covering over 90% of the U.S. population, been granted more than 180 patents related to our systems and services, and standardized our TerraPoiNT technology in 3GPP, the global telecommunications standards-setting body.

The impact of GPS on the U.S. economy may exceed $1 trillion annually, according to a NextNav extrapolation of our data from a National Institute of Standards and Technology (“NIST”) sponsored study conducted by RTI International (“RTI”), and the European Commission has estimated a similar impact on the economy of the European Union in its 2018 budget process. The usage of GPS services is also rapidly expanding, with its presence in devices in the U.S. increasing from 600 million devices to 900 million devices between 2015 and 2019, according to information presented to the National Space-Based PNT Advisory Board by the National Coordination Office for Space-Based PNT.  PNT resiliency is now a priority of the U.S. Federal Government. The Department of Homeland Security has classified the PNT vulnerabilities from GPS as cyber security threats, and the Department of Transportation has also outlined a Complementary PNT Action Plan, among other key federal initiatives. Higher performance and availability will continue to expand the reach and value of PNT solutions, while resilience is essential to protect the vast economic activity that is reliant on GPS. We are targeting a global addressable market that is greater than $100 billion.

Simultaneously, demand for wireless data services continues to grow. The backbone of wireless data services, electromagnetic spectrum, is a finite resource. Our spectrum licenses, covering 919.75-927.75 MHz, are referred to as “low-band spectrum”. There is a finite amount of low-band spectrum available, and it has favorable coverage characteristics compared to higher frequencies, including the ability to provide services indoors and at greater distances. These characteristics result in its ability to be used for coverage and to be deployed more economically, with higher-frequency spectrum often used to provide additional capacity in targeted locations. Our transition to 5G NR for our PNT services will provide a technical basis for us to simultaneously offer broadband data services in our band, which, subject to appropriate regulatory approvals, may allow us to utilize our spectrum to help meet the continued, growing demand for wireless data capacity.

We deliver differentiated PNT solutions through our network-based Pinnacle and TerraPoiNT solutions. Our Pinnacle system provides accurate altitude service to any device with a barometric pressure sensor, including most off-the-shelf Android and iOS smartphones, appropriately specified Internet of Things (“IOT”) devices, as well as vehicles and other equipment. In 2021, we launched our Pinnacle network in partnership with AT&T Services, Inc. (“AT&T”) for FirstNet®, the nationwide, interoperable public safety broadband network. Our Pinnacle network covers over 90% of commercial structures over three stories in the U.S., and in addition to FirstNet®, our network is being used for enhanced 911 (“E911”) by Verizon Communications, Inc. (“Verizon”), and a growing number of devices operating on the remaining national cellular network providers. Pinnacle has also been adopted by a growing number of public safety apps, commercial apps, and is available on multiple app development platforms. Our Pinnacle network is an important component of our PNT resiliency services, and is being evaluated as a persistent PNT characterization platform. We believe that continuing integration of our Pinnacle service into devices and applications will support revenue growth over the coming year.

Our TerraPoiNT system is a terrestrially-based, network designed to overcome the limitations inherent in the space-based nature of GPS. GPS is a faint, unencrypted signal, which is often unavailable indoors, distorted in urban areas, and vulnerable to both jamming and spoofing. TerraPoiNT overcomes these limitations through a network of wide area location transmitters that broadcast an PNT signal on our licensed 900 MHz LMS spectrum. Unlike GPS, the TerraPoiNT signal can be reliably received indoors and in urban areas, is difficult to jam or spoof compared to GPS, and can support signal authentication (e.g., encryption). Further, the TerraPoiNT signal can embed Pinnacle information to provide a full 3D PNT solution. TerraPoiNT offers positioning, navigation and can be configured to provide NIST-traceable timing services independently of GPS. We believe that these capabilities, whether as a more robust primary solution or as a backup in the event of GPS disruptions, are essential due to the economy’s reliance on GPS for location and precision timing. GPS resiliency is increasingly a U.S. national security priority, and is rising in priority in the European Union, non-European Union countries in Eastern Europe and in other parts of the world due to both the demonstrated vulnerability and lack of local control of space-based signals and systems, highlighted by recent events in Ukraine, the Middle East and elsewhere. Critical infrastructure, including communications networks and power grids, require a reliable GPS signal for accurate timing. A failure of GPS could be catastrophic, and there is no comprehensive, terrestrial backup that is widely deployed today. TerraPoiNT received the highest scores in testing by the U.S. Department of Transportation (the “DoT”) reported in 2021 regarding potential PNT backup solutions, in each category tested, and was the only solution evaluated capable of providing the full set of services provided by GPS.

As of March 2024, TerraPoiNT is deployed and available, with metro-wide service in the San Francisco Bay Area and select services available in 92 total markets nationally. It is also in use by the National Aeronautics and Space Administration (“NASA”) at its Langley Research Center in Hampton, VA for drone operations research and at its Ames facility in Mountain View, CA, leveraging our network in the Bay Area.

On October 31, 2022,  we acquired Nestwave, SAS, a French société par actions simplifiée (as subsequently renamed, “NextNav France”), a privately held global leader in low-power geolocation, and completed integrating the NextNav France team into our existing engineering and technology organization during 2023. NextNav France provides advanced geolocation solutions to IOT modem and digital signal processor vendors and end IOT users. We believe that the combination of our technology with NextNav France’s LTE/5G capabilities will assist us to evolve our system to align with 5G NR.

NextNav France’s intellectual property also included a “soft GPS” capability, allowing GPS processing on LTE and 5G NR chipsets, reducing the cost and power requirements for certain types of GPS services for IOT devices. We have licensed this technology to chipset vendors, including a global Tier 1 LTE and 5G NR modem vendor. We expect to start to see the results of these licensing arrangements in 2024.

Our Strategy

Domestically, we operate primarily as a facilities-based service provider, leveraging our intellectual property, spectrum assets and partnerships with key customers. Our target customers include wireless carriers, applications developers, and adjacent businesses selling PNT products and systems to end users, and Federal, state and local governmental entities. Subject to regulatory approvals and the successful evolution of our technology to align with 5G NR standards, our spectrum can be used to offer high-bandwidth data capabilities.  We deploy sensor and network capabilities, either directly or with our customers and partners, and license access to our technologies and the data generated by our networks to our customers. Internationally, we provide equipment, software and services to our customers to enable them to partner in the operation of our systems in their home markets. The key elements of our strategy include:

●

Continue to build on our leadership in complementary PNT. We anticipate that the expanded availability of our systems will continue to provide enhanced value to existing customers and open new vertical markets. In addition to our relationship with FirstNet®, built with AT&T, and our public safety offerings, we are continuing to grow our E911 service, including with Verizon, and have licensed our technology to devices operating on the remaining nationwide wireless carriers. We are working closely with the DoT and the U.S. Department of Homeland Security (“DHS”), among other agencies, as well as the U.S. Congress to drive our PNT solutions to be a critical component of national backup capabilities for GPS, with government action expected to be a precursor to broader adoption by commercial enterprise, IOT and critical infrastructure customers. Redundancy to space-based PNT systems is rising in priority in the European Union, non-European Union countries in Eastern Europe and in other parts of the world due to both the demonstrated vulnerability and lack of local control of space-based signals and systems, highlighted by recent events in Ukraine and the Middle East, while MetCom, our partner in Japan, continues to build their services and asset base utilizing our technologies.

●

Evolve our system to be fully aligned with 5G NR standards. We built the original technology for our TerraPoiNT system to maximize compatibility with the GPS ecosystem.  With the integration of technologies acquired with NextNav France, we demonstrated the ability to combine elements of a dedicated positioning system with cellular signals to improve service reach, reduce initial deployment cost and potentially expand the number of addressable devices.  We are now further evolving the technical foundation of our system to 5G NR. This will allow us to continue to provide PNT services, while extending the use of our spectrum by enabling data capacity similar to other 5G NR communications systems. We anticipate that this may allow us to significantly increase the scope of potential customers and partners, improve the geographic coverage of our business and align our operations with the mainstream global cellular ecosystem, increasing the potential reach of our services.

●

Continue seeking ways to maximize the value of our spectrum licenses. NextNav will continue to evaluate ways to enhance the value of its spectrum licenses, including by taking full advantage of the opportunities presented by implementing 5G NR and pursuing additional uses of our licensed spectrum.

Industry Background

PNT services are used in nearly every facet of our economy. Cellular and electrical distribution systems depend on GPS-based timing, the mobile app economy relies on location to create innovative services and to drive data and advertising revenue, and public safety and E911 saves lives every day with the use of location services.

GPS has powered the global economy for nearly 40 years. Without high-precision timing from GPS, cellular systems would quickly fail and the distribution of electricity would be impacted, while GPS-based location facilitates everything from aviation and wireless 911 location to the mobile app economy. Based on research performed for NIST by RTI in 2019, for example, GPS alone is calculated to have provided nearly $1.4 trillion to the U.S. economy between 1984 and 2017, with nearly a quarter of that value, exceeding $300 billion, delivered in the last year of their analysis. Applying the average 2015-2017 growth rate from the NIST RTI analysis implies that the 2021 domestic value provided by GPS was approximately $700 billion and the 2023 value is expected to be approximately $1.1 trillion. Driving that growth has been the significant adoption of GPS in devices of all kinds, growing from 600 million devices in 2015 in the U.S. to 900 million devices in 2019, according to information presented to the National Space-Based PNT Advisory Board by the National Coordination Office for Space-Based PNT. This is consistent with analysis performed by the European Commission, which estimated the contribution of global navigation satellite services (“GNSS”) in the European Union was approximately EUR 1.2 trillion in 2018.

GPS and GNSS services, however, have inherent limitations due to their faint signal and the geometry of the orbital satellites especially near the Earth’s surface. This results in poor performance, especially in urban environments, indoors, and other locations where precise altitude determination is essential. The increasing demand for location services has resulted in the development of a number of supplements and alternatives to traditional GPS.

Simultaneously, wireless technologies, especially those deployed by cellular service providers, have evolved significantly from their initial deployments. With LTE, and more recently 5G NR, multiple new features, including positioning, are supported to enable a wide variety of services over the same wireless spectrum bandwidth, with the potential to improve both the density and availability of PNT signals, and improve the use of scarce wireless spectrum.

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

Isolated solutions to various aspects of the limitations to GPS-based positioning have been deployed, but none carry the primary benefits of GPS, which are high performance across a wide area and availability to a wide range of devices for PNT services.

Our current service platforms include Pinnacle, our altitude (z-axis) solution, and TerraPoiNT, which is similar to a terrestrial GPS constellation. Both systems offer metro-wide service, are inherently secure and can provide universal service access to all types of appropriately-equipped devices that use location services.  As part of our acquisition of NextNav France, we also acquired a low-power GPS processing technology that has been licensed to a Tier 1 global chipset vendor.  This technology enables IOT devices to get GPS position fixes at lower power, in lower cost devices.

Pinnacle

Pinnacle is our z-axis service, a dedicated vertical positioning network to cover entire metropolitan areas. Pinnacle provides devices equipped with a barometric pressure sensor with the highest quality wide-area altitude service available in the U.S. market today based on a CTIA/FCC “911 Location Test Bed, LLC Report on Stage Z” from 2018. Our service is now available in the top 105 major U.S. markets, which include more than 4,400 cities and more than 90% of commercial buildings that exceed three stories. In November 2022, Pinnacle service was launched by MetCom in Japan, with expanded geographic service available in 2023.

Because our Pinnacle technology relies on measurements available with the hardware currently used in most mobile phones and tablets, it can be made available for mass market applications, as well as enterprise, public safety and other applications. Our Pinnacle service can be delivered to customers in this segment over an applications programming interface (“API”) or via an SDK integrated into the relevant applications.

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

TerraPoiNT

TerraPoiNT is our full 3D PNT system, standardized in the global telecommunications standards group, 3GPP Release 13 as Metropolitan Beacon System (“MBS”). The current technical specification for the standard MBS signal, or Interface Control Document, can be downloaded from ATIS, the North American affiliate to 3GPP. We are in the process of evolving TerraPoiNT to 5G NR-based technology. We license elements of our receiver technology to third-party chipset providers and device vendors, typically with no per device royalty, to enable the reception of our signal on their devices.

Positioning, navigation and timing are the core services provided by GPS, and TerraPoiNT can be thought of as a land-based GPS satellite constellation. In the United States, this service operates on 8 MHz of contiguous LMS spectrum licensed to us in the 900 MHz band and covering more than 90% of the U.S. population (see “Radio Spectrum” for more information about these licenses). We have deployed a wide area TerraPoiNT network in two markets in the San Francisco Bay Area and in smaller networks in 90 additional markets throughout the U.S. We are also supporting a pilot program with our joint venture partner in Japan, MetCom, to enable a possible permanent spectrum allocation.

TerraPoiNT service is made available through a highly distributed terrestrial network of transmitters, and is naturally resilient to service disruption and significantly more resistant to jamming than GPS. If GPS is disrupted, or completely eliminated, a TerraPoiNT transmitter continues to operate and provide similar service within the TerraPoiNT service area. If one TerraPoiNT transmitter is disrupted, service continues from other nearby transmitters. Thus, there is both local and national resilience embedded in the basic system design. By operating on licensed spectrum and transmitting terrestrially in the lower 900 MHz band, the TerraPoiNT signal is significantly more difficult to disrupt than space-based signals.

TerraPoiNT was initially designed for maximum compatibility with GPS and other GNSS receivers, previously demonstrated by Broadcom on a version of their 4775 platform and GCT’s GDM7243i, among other platforms. We expect to evolve the TerraPoiNT system to 5G NR, resulting in potentially broader receiver compatibility.  This evolution will enable the TerraPoiNT signal to be processed by the hardware used to process 5G NR signals. We anticipate that such an evolution would increase our spectrum utilization significantly, allowing us to offer a data capacity as well as PNT capabilities  using the same spectrum. This increased data transmission capacity could be used, subject to FCC approval, to provide other types of 5G NR-based two-way voice and data transmission services while maintaining or improving our PNT capabilities.

The expansion of the TerraPoiNT network build-out will require significant investment; however, as with our Pinnacle system, we anticipate exploring partnership opportunities as part of that deployment. We believe that the evolution to 5G NR may increase the number of such potential opportunities.

Privacy and Data Security

We understand that protection of data and privacy is critically important to the end-users of our services. Our core privacy principles are:

1.	Transparency: We are transparent about our data practices, and we comply with our privacy policies and agreements so customers and business partners can make informed decisions.

2.	Control: We have implemented appropriate means for our customers and business partners to control relevant personal and business information.

3.	Security: We endeavor to protect the data entrusted to us by using strong security protocols. NextNav maintains a cybersecurity team, responsible for threat monitoring, protection of internal and customer-facing systems and third party compliance testing of NextNav’s cyber security controls.

4.	Compliance: We respect and comply with local privacy laws, ensuring that privacy-by-design is a core consideration as we develop our products and services.

5.	Consent: We require appropriate opt-in consent for the provision of all of our services, consistent with the requirements of local law.

Based on industry best-practices, we have implemented multilayered administrative, physical, and technical security measures to protect data. Data access is implemented with the rule of “least privilege,” and we isolate data by service, business function and customer agreement. Our data is encrypted both at rest (locally on the device and on the server) and in transit.

Manufacturing and Network Operations

Manufacturing

Our services are provided in part through equipment we design, generally manufactured under contract by domestic vendors in the United States. The Pinnacle altitude stations provide a high-performance reference for altitude determination at low cost. The TerraPoiNT beacons are sophisticated broadcast transmitters that incorporate a very accurate timing system to provide a signal that is similar to that provided by GPS in a terrestrial transmitter. These units are designed to be integrated with our cloud services platform and managed by software that we designed and created for these systems.

Network Operations

Our Pinnacle network is primarily operated in partnership with AT&T. The Pinnacle altitude stations are co-located at AT&T wireless sites and take advantage of the power systems, including battery backup and generators, at the AT&T sites. We monitor the Pinnacle network health through our network operations center (“NOC”) and work with AT&T to resolve any issues that may arise. Connectivity among the Pinnacle altitude stations, our cloud service platform, and our NOC are enabled through wireless connections, currently provided by AT&T.

We are not required to use AT&T wireless sites for network expansion and may establish new service areas through independently-acquired site leases or with other partners.

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

In 2019, we entered into an equipment hosting agreement with AT&T that has a seven-year term (subject to earlier termination after three years in certain circumstances), expiring in October 2026. Under the terms of the equipment hosting agreement, AT&T is providing all site related services during AT&T’s continued use of the service. Our services agreement with AT&T for distribution of our services to FirstNet® customers, has been extended to October 24, 2025.

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

The increasing demand for location services has resulted in the development of a number of supplements and alternatives to traditional GPS. The primary candidates for GPS backup technologies are based on approaches that are significantly different than the technical approach adopted by us. These competitive technologies include:

●	eLORAN. eLORAN is an advanced version of the World War II-era hyperbolic radio navigation system that was developed in response to the perceived vulnerability of the GNSS systems. eLORAN, like its predecessor, uses very low frequencies (in the 100 kHz range), but has an advanced receiver design and transmission characteristics, which increase the accuracy and usefulness of traditional LORAN. These enhancements make it a suitable substitute for GPS. Because eLORAN requires larger antennas and form factors for its receivers, it does not have the same versatility as our solutions. It is more suited to, for example, the maritime environment.

●	LEO Satellite Systems. Low Earth orbit (“LEO”) satellite systems offer primarily timing service based on signals transmitted from LEO satellite constellations, transmitted in the L-Band. Because it is in a lower orbit, the LEO signal is much stronger than GPS, allowing for improved reception in urban areas and limited indoor reception. The primary limitation of LEO-based systems is that they remain a satellite-based signal, so the signal is not as strong as a terrestrial-based system. In addition, as an add-on technology, its design is not as flexible as a dedicated system.

●	Commercial Location Systems. Commercial location systems generally include cellular systems, crowd-sourced systems and locally managed systems. Cellular systems may use signals from 4G/5G transmitters to extract location information in the immediate vicinity of such 4G/5G transmitters. Cellular systems are typically used as a fallback when the GPS signal is not available (e.g., indoors), but do not provide the same accuracy that our solutions provide and are ultimately dependent on GPS. Crowd-sourced systems, such as those provided by Google and Apple through APIs in their mobile operation system platforms, rely on the application of machine learning techniques to location information gathered from mobile devices. These systems are “best-efforts systems” that compare GPS measurements to Wi-Fi access point signal strength, cellular signals and other signals gathered from millions of devices to estimate the location of the access points. Crowd-sourced systems vary considerably in accuracy, offer less accurate vertical positioning information and are subject to degradation if there is an issue with local power and local access points. Locally Managed Systems are systems that rely on the management of lower-power signals, managed WiFi, Bluetooth Low Energy, dedicated beacons with large bandwidth requirements and Ultrawideband to provide location services. These systems are centrally managed by the enterprise or a vendor, and typically offer high accuracy and reliability, but are expensive to deploy and manage, offer only limited coverage, are dependent upon local power sources and are usually only available to the entity that deployed them. Most commercial location systems do not provide an independent timing source, so are limited in their ability to be a viable backup to GPS.

We believe our 3D solutions offer a superior alternative to each of these services. The following summary of a report published in 2021 by the DoT characterizes and ranks the different available systems, ranking our service the highest.

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

As indicated by the aforementioned results, our solutions offer a differentiated quality over our competitors. We offer significantly better indoor and outdoor performance with receivers that, at production scale, have reduced power consumption and no incremental cost or size difference with GPS. Our system is also significantly more resilient due to its distributed, metro-oriented architecture. We offer better performance and a much stronger signal, due to its terrestrial deployment. It is also more resilient, and has greater design flexibility as a dedicated system as opposed to a feature added to a legacy communications satellite network. Our solutions are not impacted by the density of third-party access points, building power, or other issues, and are suitable for any device — from an airplane to a phone to an IOT tracking module.

While various competitors may provide individual elements such as altitude, or timing-only capability, we believe that we provide the only solutions addressing full customer requirements around positioning, navigation and timing. Our solutions are consistently accurate in nearly all environments and conditions. We are well-positioned to compete in our industry based on our core competencies and on the following competitive strengths:

●	Physical altitude network that covers more than 4,400 U.S. cities and towns and 90% of all commercial building in excess of three stories;

●	Unique nationwide spectrum asset of 8 MHz of contiguous, 900 MHz LMS spectrum, covering over 90% of the U.S. population and representing 2.4 billion MHz-PoPs;

●	Technological innovation;

●	Highest performing resilient GPS solution provider as determined by DoT;

●	Global IP portfolio of more than 180 patents that covers the core technology, network design and services capability; and

●	Visionary and experienced management team.

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

As of December 31, 2023, we had approximately 186 issued patents domestically and internationally, which includes approximately 121 issued patents in the US. In addition, we had approximately 94 pending patent applications, which includes approximately 43 pending patent applications in the U.S.

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

Research and Development

We have significant in-house capabilities in the engineering and development of location-based technology. The services that we provide are largely based on designs and technologies developed by us for our use, some of which we subsequently standardized. We invest significant resources into research and development programs because we believe our ability to maintain and extend our market share depends, in part, on our continuous innovations. These innovations offer a unique value proposition for our customers and differentiate us from our competitors. Our research and development team consists of over 77 employees, who are responsible for the development of both the Pinnacle and TerraPoiNT solutions. Our research and development team consists of talented engineers, scientists, and professionals who have been pioneers in location-based services. Our primary areas of focus in research and development include, but are not limited to:

●	Radiolocation position and navigation technologies;

●	Precision timing and time distribution;

●	4G/5G positioning and timing systems;

●	Altitude determination, including barometric altitude determination; and

●	Location verification techniques, including techniques to mitigate spoofing.

Human Capital

We pride ourselves on the quality of our world-class team and seek to hire employees dedicated to our strategic mission. Our employees typically have significant experience working with location systems. As of December 31, 2023, we employed 111 full-time employees, the majority in our headquarters in McLean, Virginia and in our facility in Sunnyvale, California. Over 77 of our employees are engaged in research and development and related functions, and more than half of these employees hold advanced engineering and scientific degrees, including many from the world’s top universities.

To date, we have not experienced any work stoppages and consider our relationship with our employees to be good. None of our employees are either represented by a labor union or subject to a collective bargaining agreement.

Facilities

We maintain a distributed workforce with facilities in McLean, Virginia, Sunnyvale, California, Puteaux, France, Noida, India and Bangalore, India. Our principle executive office is in McLean, Virginia. Our corporate offices in Virginia include executive, finance, regulatory and network deployment functions, while our California facility hosts our technology development functions, among other functions. Our French and Indian locations house a mix of employees and contractors focused on software development and research and development functions. We may add additional facilities in other locations in the future.

Regulatory

There are government regulations pertaining to our operation, use, and export of our vertical location and PNT solutions, some of which are currently applicable to us and others that will become applicable to us as we expand our operations. As we expand service to additional countries and regions, we will become subject to additional governmental approvals and regulations.

Radio Spectrum

Certain of our services rely on the use of radio communications spectrum, which is regulated in the United States and in most other countries. In the United States, spectrum access is licensed and regulated by the FCC. We hold radio licenses issued by the FCC that authorize the use of 8 MHz of contiguous spectrum in the 900 MHz band covering more than 90% of the population in the United States. These licenses and the FCC rules impose obligations on us regarding the use of this spectrum, including power and operational limits, spectrum sharing and interference restrictions, build out and usage requirements, and a license renewal obligation. We must comply with these requirements in order to retain access and use of these spectrum resources.

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

Business Combination

On October 28, 2021 (the “Closing Date”), we consummated business combination pursuant to the terms of the Agreement and Plan of Merger, dated as of June 9, 2021, by and among us, Spartacus Acquisition Corp., a Delaware special purpose acquisition company (“Spartacus”), NextNav Holdings, LLC, a Delaware limited liability company (“Holdings”) and the other parties thereto (the “Business Combination”). As a result of the Business Combination, certain blocker entities formed by Holdings equity holders, Holdings and the various operating subsidiaries of Holdings became our wholly owned subsidiaries, with the equity holders of each of such blocker entities and Holdings and Spartacus’ stockholders becoming our stockholders. In connection with the Business Combination, we changed our name to NextNav Inc. and the Nasdaq ticker symbols for our Common Stock and warrants to “NN” and “NNAVW,” respectively.

Corporate Information and Access to SEC Reports

We were incorporated under the laws of the State of Delaware in May 2021 under the name “Spartacus Acquisition Shelf Corp.” by Spartacus Acquisition Corp., a Delaware special purpose acquisition company, for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combinations with one or more businesses or assets. On October 28, 2021, in connection with the closing of the Business Combination, we changed our name to “NextNav Inc.”

Our principal executive office is located at 1775 Tysons Blvd., 5th Floor, McLean, VA 22102. Our telephone number is (800) 775-0982, and our website address is www.nextnav.com. Information contained on, or accessible through, our website is provided for textual reference only and does not constitute part of, and is not incorporated by reference into, this Annual Report on Form 10-K.

Our operating subsidiary, NextNav, LLC (a wholly owned subsidiary of  Holdings), was formed in October 2007 under the laws of the State of Delaware. In connection with the Business Combination, the various operating subsidiaries of  Holdings became our wholly owned subsidiaries.

We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, available free of charge in the “Investors” section of our website as soon as reasonably practicable after we file these reports with the SEC. We routinely post these reports, recent news and announcements, financial results and other important information about our business on our website at www.nextnav.com. Information contained on our website does not constitute part of, and is not incorporated by reference into, this Annual Report on Form 10-K.

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

We have incurred significant losses since inception and until the second quarter of 2021 had not widely commercially sold our solutions. For the years ended December 31, 2023, 2022 and 2021, we incurred net losses of $71.7 million, $40.1 million and $144.7 million, respectively. Furthermore, any expansion of our TerraPoiNT services will result in increased operating costs. As a result, our losses are expected to continue and we may not achieve profitability when expected, or at all. Even if we do, we may not be able to maintain or increase profitability.

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

We believe that our cash and cash equivalents and marketable securities as of December 31, 2023 will be sufficient to meet our working capital and capital expenditure needs, including all contractual commitments, beyond the next 12 months. We expect to meet longer term expected future cash requirements and obligations through a combination of cash flows from operations and issuance of equity securities or debt offerings. However, this determination is based upon internal financial projections of operating cash flows and is subject to changes in market and business conditions. Our ability to obtain debt financing and/or issue equity securities on acceptable terms, or at all, will depend on, among other things, our financial performance and credit ratings, general economic factors, including inflation and then-current interest rates, the condition of the credit and capital markets and other events, some of which may be beyond our control.

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

If we fail to address the risks and difficulties that we face, including those associated with the challenges listed above as well as those described elsewhere in this “Risk Factors” section, our business, financial condition and results of operations could be adversely affected. Further, because we have limited historical financial data and operate in a rapidly evolving market, any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer operating history or operated in a more developed market. Forecasting the revenue potential of our services is made more difficult by the fact that legacy location technologies, such as GPS, were developed by the U.S. Federal Government and made available to commercial users without charge. As a result, one of the adoption hurdles that must be overcome is convincing enterprise customers that the additional accuracy and security made available by our services justifies paying for them. We have encountered in the past, and we will encounter in the future, risks and uncertainties frequently experienced by growing companies with limited operating histories in rapidly changing industries. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our results of operations could differ materially from our expectations and our business, financial condition and results of operations could be adversely affected.

The Indenture governing our senior secured notes contains restrictions and other provisions regarding events of default that may make it more difficult to execute our strategy or to effectively compete, or that could materially and adversely affect our financial position.

Subject to certain exceptions and qualifications, the Indenture Agreement governing the senior secure notes that we issued in 2023 (the “Indenture”) restricts our ability to, among other things, (i) incur indebtedness, other than certain forms of permitted debt, (ii) issue any preferred equity interests, (iii) create or permit to exist any lien on any property, other than certain forms of permitted encumbrances, (iv) merge, amalgamate, consolidate or sell all or substantially all assets, (v) make or hold any investment, other than certain forms of permitted investments, (vi) consummate certain asset sales, (vii) pay any dividend or other distribution with respect to any of our capital stock, (viii) make any payment (whether in cash, securities or other property), including any sinking fund or similar deposit, on account of the purchase, redemption, retirement, acquisition, cancellation or termination of any of our capital stock or any option, warrant or other right to acquire any such capital stock, or (ix) dispose or transfer intellectual property that is material to our business. These restrictions, and others set forth in the Indenture, may make it difficult to successfully execute our business strategy or effectively compete with companies that are not similarly restricted.

The Indenture also provides that a number of events will constitute an event of default, including, among other things, (i) a failure to pay interest on the notes for 30 days, (ii) a failure to pay the principal of the notes when due at maturity, upon any required repurchase, upon declaration of acceleration or otherwise, (iii) any breach of our covenants with respect to permitted consolidations, mergers, or other sale transactions, (iv) the failure to comply with any of our other agreements contained in the Indenture or the notes for 60 days after notice from the trustee or certain holders, (v) the failure by certain of our subsidiaries to guarantee the notes pursuant to their obligations, (vi) an invalid or unperfected lien on any material portion of the collateral, subject to certain exceptions, (vii) a default or other failure by us with respect to make required payments under our other indebtedness for money borrowed in excess of $1 million in the aggregate, (viii) failure by us to pay final judgments aggregating $1 million or more, and (ix) certain events of liquidation, reorganization, bankruptcy or insolvency.

If an event of default occurs and is continuing, additional interest will accrue on the notes at a rate of 2% per annum of the principal amount of the notes outstanding as of the occurrence of the event of default. We will also be required to pay additional interest of up to 0.50% per annum if (x) we fail to timely make certain required filings with the SEC, until such filings are made, or (y) the notes are not otherwise freely tradeable under Rule 144 under the Securities Act. If we fail to pay interest on the notes for 30 days or the principal of the notes when due, the trustee has the right to declare all the notes to be due and payable immediately. In the case of certain events of bankruptcy, all outstanding notes will become due and payable immediately. Such acceleration of our debt could have a material adverse effect on our liquidity if we are unable to negotiate mutually acceptable terms with the holders of the notes or if alternate funding is not available to us. Furthermore, if we are unable to repay the notes upon an acceleration or otherwise, we could be forced into bankruptcy or liquidation.

In addition, In the event of a change of control, each holder has the right, at such holder’s option and subject to the limitations set forth in the Indenture, to require us to repurchase for cash all or any portion of such holder’s notes at a price equal to 101% of the aggregate principal amount with accrued and unpaid interest.

Pinnacle z-axis is a new capability, and adoption may be delayed by our potential customers’ unfamiliarity with 3D position, a lack of ecosystem support (e.g., specific device sensors, 3D routing) and/or other factors.

We do not sell our Pinnacle z-axis solutions directly to end users. Instead, we provide location technology that integrates with devices and applications that are created or distributed by third parties. Accordingly, our future growth significantly depends on third parties choosing to incorporate our technology into smartphone devices, applications and other new device types and markets that utilize location. We also depend on our customers, resellers and licensees to develop products and services with value-added features to drive sales and demand. Because GPS has been viewed in the marketplace as a reliable geolocation service provided for free to end users, our customers may not see a business need to integrate our solutions into our devices and applications. Despite efforts to educate customers about the need for z-axis geolocation services, there can be no assurance that such efforts will be successful and as a result, a market for our solutions may not be created.

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

We may not be successful in the evolution of our TerraPoiNT technology to utilize 5G NR signals, which will increase our costs and may increase the challenge of adopting our services, and the time it takes us to evolve our service may differ from our estimates.

We are currently evolving our core technology from one reliant on a transmission that was designed to be technically compatible with GPS and GNSS receivers to one that is designed to be technically compatible with the 5G NR ecosystem. This carries risks related to the technical performance of this transmission and the availability of equipment in the 5G NR ecosystem compatible with our spectrum and operations. If the technical performance of the 5G NR transmission is not similar to the technical performance of our legacy technologies, then the market for our services may be diminished. Finally, while we intend our signal to be compatible with the 5G NR ecosystem, we may not be successful at integrating our service into commercial 5G NR transmitters, core network, receivers or other system components, which would significantly reduce the market for our services.

If there are significant delays in our evolution to 5G NR-compatible technologies, including technology, ecosystem or regulatory delays, our ability to offer our services to customers including the U.S. Federal Government and commercial entities will be impacted. If any or all such delays occur, our business may be harmed.

Our hybrid architecture, which depends on the use of our transmitters and our ability to calibrate signals transmitted by third parties, is unproven, may not perform well and may cost significantly more than our initial estimates.

We are currently planning to augment or provide our resilient PNT service through a “hybrid” architecture that relies in part on our signal (whether compatible with GPS/GNSS or 5G NR), and in part on signals radiated by cellular operators and other third parties that are calibrated by us.  If we are not able to calibrate the signals radiated by cellular operators and other third parties, then the performance of our hybrid system may not be sufficient to meet customer requirements, and the market for our services may be diminished.  Our hybrid architecture may also not result in the cost savings estimated by us, which would substantially increase our future capital and operating expenditures.

We face intense competition in our market, especially from competitors that offer their location services for free, which could make it difficult for us to acquire and retain customers and end users.

The market for development, distribution and sale of location services is highly competitive. Many of our competitors have strong name recognition, sizable customer bases and significantly greater financial, technical, marketing, public relations, sales, distribution and other resources than we do. These competitors often offer competing services for free and have the financial capabilities to continue to improve upon their location services offering without charging a fee. Certain of our competitors are already vying for market share in the 3D location space through their participation in a federal regulatory proceeding involving the FCC in which wireless carriers are being required to enter into relationships with 3D location vendors in order to enable accurate 3D location information to be conveyed to E911 emergency dispatchers with each wireless call made to E911 emergency services. Although our services currently offer an improved functionality over the services offered for free, there is no certainty that we will be able to achieve broad market appeal for our 3D location services. In addition, there is no guarantee that our services will be as reliable and with the same geographic coverage as the currently available geolocation services, which may impact our ability to attract new or retain existing customers to utilize our products over the free services offered by our competitors. The performance of our services may vary based on ambient conditions, both physical and environmental, which may impact the timing and location accuracy of the system. If our services are not meaningfully superior to those available at lower or no cost, we may have difficulty selling our services, achieving widespread adoption of our services and our business, financial position and results of operations may be harmed.

We face competition from multiple sources.

Our services compete against: (i) other satellite and terrestrial based location technology offerings, such as GPS, Observed Time Difference of Arrival and terrestrial beacons; (ii) other providers of Wi-Fi and cell-based positioning, such as Google, Apple and Polaris; (iii) venue-based solutions such as Bluetooth Low Energy; and (iv) other proprietary location solutions. In the smartphone location provider market, because Apple and Google control a large percentage of the market share for smartphone operating systems, already provide their services on a nationwide basis, and both offer location provider services free as part of the iOS and Android markets, we are constrained in the distribution and monetization of our services in that market. As noted above, those vendors that secure access to wireless handsets for their 3D location services may be able to leverage a significant competitive advantage over other location service vendors. There are also a number of new location technologies in development that may further increase competition to support location capabilities in various wireless devices (such as Internet of Things) and which may require us to meet more stringent accuracy standards.

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

We entered into a services agreement with AT&T that was to expire in October 2022, with no renewal terms. Thereafter, we amended the agreement by extending it until January 7, 2024, and the agreement has been further extended to October 24, 2025. This AT&T agreement, as amended, continues our relationship in which AT&T purchases, markets and sells our services to its FirstNet® subscribers. We have no contractual right to require AT&T to continue its relationship with us, and AT&T may decide not to renew our services contract prior to the end of the extended term. If we are not able to secure a further renewal or extension of our services agreement with AT&T, our ability to sell or market products to FirstNet® and other public safety customers may be impacted, and our business, financial and results of operations may be harmed.

Our services may not continue to be adopted or retained by wireless carriers and device vendors for E911.

We  have expended significant resources developing, testing and licensing software and solutions targeted towards E911 services, the primary customers for which are wireless carriers. Certain of these wireless carriers were the subject of an enforcement action by the FCC regarding their lack of compliance with rules requiring the provision of vertical location services in the top 25 cellular market areas (“CMAs”) by April 3, 2021. On June 3, 2021, the FCC adopted consent decrees with each of the named wireless carriers that effectively provided an extension of one year to the April 3, 2021 compliance date in the top 25 CMAs, but also required the carriers to begin delivering any z-axis information that was available to them and to provide interim reports on their ongoing testing and deployment efforts. While we are currently providing service to Verizon, are under contract with a second national carrier and provide services to devices operating on other carriers’ networks as customers for E911 services, our ability to retain these customers or sell our z-axis service to additional wireless carriers or device vendors for E911 in our coverage area, a service we believe to exceed the current FCC accuracy requirement, is dependent upon the continued willingness of these carriers and device vendors to use our service to comply with  FCC mandates.   This willingness was impacted by the FCC’s one year extension and may continue to be impacted by the development and testing of competing solutions to our technology.. In June of 2022, the CTIA filed a statement with the FCC that solutions provided by certain competitors meet these FCC requirements. If the FCC accepts this statement, or if our service is not able to meet future performance, geographic or other customer requirements, then the market for our services for E911 may be reduced.

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

In order for our customers to be able to utilize our Pinnacle service in smartphones, we and our customers must have access to barometric pressure measurements and 2D location information, both of which are made available by APIs provided by Google and Apple. If either Google or Apple meaningfully change their terms of service related to the use of this measurement and location data, choose not to provide this data to us or our customers, or choose not to incorporate location sensors in their devices, our ability to offer our Pinnacle service to our customers on these platforms will likely be impacted.

Mass-market adoption of our TerraPoiNT service will require integration into devices, which may require both hardware and software upgrades.

Our TerraPoiNT service is currently available with specialized devices. Mass-market adoption of our TerraPoiNT service will require integration into devices, which requires upgrades of both hardware and software. The U.S. market for smartphones, smartphone components, and software is highly concentrated. Our ability to integrate our service into these devices is highly dependent upon: (i) the availability of mass-market 5G processors compatible with our future 5G NR-based TerraPoiNT or other implementation; (ii) the integration of such processors, and associated radio components or designs, into smartphones; and (iii) the integration of appropriate access control and service delivery software. Key manufacturers of devices and chipsets may be unwilling to integrate TerraPoiNT processing capabilities and required components into their devices. Further, even if we are able to secure agreements with these leading manufacturers, the terms under which such integrations may occur may not be favorable to us.

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

We outsource our cloud infrastructure to Amazon Web Services (“AWS”). Customers of our products need to be able to access our platform at any time, without interruption or degradation of performance. AWS runs its own platform that we access, and we are, therefore, vulnerable to service interruptions at AWS. We have experienced and we expect that in the future we may experience interruptions, delays and outages in service and availability from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions and capacity constraints. Capacity constraints could be due to a number of potential causes including technical failures, natural disasters, fraud or security attacks. In addition, if our security, or that of AWS, is compromised, our products or platform are unavailable or our users are unable to use our products within a reasonable amount of time or at all, then our business, results of operations and financial condition could be adversely affected. In some instances, we may not be able to identify the cause or causes of these performance problems within a period of time acceptable to our customers. To the extent that we do not effectively address capacity constraints and cost considerations, either through AWS or alternative cloud infrastructure, our business, results of operations and financial condition may be adversely affected. In addition, any changes in service levels from AWS may adversely affect our ability to meet our customers’ requirements. Further, our customers may require it to support additional cloud platforms beyond AWS, which would result in additional costs to our business.

Any of the above circumstances or events may harm our reputation, possibly move customers to stop using our products, impair our ability to increase revenue from existing customers, effectively manage costs, impair our ability to grow our customer base, subject us to financial penalties and liabilities under our service level agreements and otherwise harm our business, results of operations and financial condition.

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

Our services are available within defined network footprints. Unlike certain of our competitors that do not require the deployment of network infrastructure to provide location services, we are not able to sell our services outside of these footprints where our customers may require services. In order to expand our footprint, we would need to invest significant time and financial resources to build-out additional infrastructure and there is no certainty that even if we were to be able to secure the financial resources to do so, that we would be able to expand our footprint successfully. In addition, as discussed in a subsequent section, certain of our services, such as our TerraPoiNT service, depend on access to radio spectrum. Although we hold FCC spectrum licenses covering over 90% of the U.S. population, we do not currently have access to licensed radio spectrum in every location in the United States. If we are not able to deploy new infrastructure, we will not be able to expand our service area, customers that require service outside of our footprints may choose other service providers, or may combine our service with other offerings, which may impact the value of our business.

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

Our business depends on the use of location by a wide range of applications, including public safety and E911 applications, and which may include mobile marketing applications in the future. Privacy concerns relating to location data, generally, and our technology could damage our reputation and deter current and potential users from using our products and applications.

Our business depends on the use of location by a wide range of applications, including public safety and E911 and which may include mobile marketing applications in the future. User perception about the sharing of location data and concerns, more broadly, about the collection of location data, or about our specific practices or the mobile applications that use our location services with regard to the collection, use, disclosure, or security of location information or other privacy related matters, even if unfounded, could damage its reputation and operating results, and could result in default and/or termination of agreements we have with various counterparties.

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

We are increasingly dependent on information technology systems and infrastructure to operate our business, so earthquakes, hurricanes, floods, fires, cyber-security attacks, terrorist attacks, power losses, telecommunications failures and similar events could materially disrupt our business operations or our provision of service in one or more markets. Costs we incur to restore, repair or replace our network or technical infrastructure, as well as costs associated with detecting, monitoring or reducing the incidence of unauthorized use, may be substantial and increase our cost of providing service. In addition, any of the aforementioned risks may be augmented if our business continuity and disaster recovery plans prove to be inadequate. If any of the above events were to occur, we could experience an adverse impact to our business, financial condition or results of operations. Additionally, our insurance may not be adequate to cover the costs associated with a natural disaster or terrorist attack. We also rely on third-party providers for certain of our infrastructure, any of which could also be subject to natural or man-made disasters, which could have an adverse effect on our business.

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

Military action in different regions of the world, including Ukraine and the Middle East, and the resulting geopolitical effects beyond those regions may directly or indirectly increase our risks from supply chain, cybersecurity, foreign currency fluctuations, or other factors.

Military action in different regions of the world have resulted in worldwide geopolitical and macroeconomic uncertainty. For example, the United States and others have imposed financial and economic sanctions on certain industry sectors and parties in and associated with Russia and Belarus, and additional sanctions continue to be proposed and adopted. The military action in different regions of the world may increase the likelihood of supply chain interruptions, cybersecurity incidents, disruptions to our information systems, foreign currency fluctuations, or other risks. While we do not currently expect these conflicts to have a direct material impact on our business, it is not possible to predict the broader consequences, which could include additional sanctions, embargoes, regional instability, geopolitical shifts and adverse effects on the global economy or on our business and operations, as well as those of our customers, partners and third-party service providers.

We have acquired and may in the future acquire other businesses, which could require significant management attention, disrupt our business, dilute stockholder value and harm our business, revenue and financial results.

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

Our acquisition of NextNav France, the Asset Purchase Agreement dated March 7, 2024, wherein we agreed to acquire an additional 4 MHz  of M-LMS spectrum licenses in the 900 MHz band, and any strategic mergers, acquisitions and divestitures we may make in the future present significant risks and uncertainties that could adversely affect our business, financial condition, results of operations, cash flows and equity, which include:

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

●

Challenges in achieving strategic objectives, such as technology development, cost savings, that payments in common stock may be more dilutive to current shareholders than anticipated or that cash consideration may be greater than anticipated, and other expected benefits;

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

Even if we are able to convert our signal transmissions to 5G NR platform, the FCC may not permit us to realize all of the benefits of our 5G NR architecture, including the additional transmission of high-throughput non-PNT-related voice and data alongside our PNT data.

One of the significant benefits of converting our spectrum transmissions, including those with respect to the spectrum we are seeking to acquire pursuant to the Asset Purchase Agreement dated March 7, 2024,  to a 5G NR platform would be a substantial increase in the data transmission capacity of our network, thus facilitating the carriage of non-PNT-related two-way voice and data services alongside our core PNT data transmission. The FCC’s rules already permit us to use our current 8 MHz of LMS spectrum for the carriage of two-way voice and data services, but these communications must be related to our PNT services and are not permitted to be interconnected in real time with the public switched network unless a store and forward technology is used. Therefore, to maximize the benefit of a conversion to a 5G NR platform, assuming the conversion is successful, we will need to request flexibility from the FCC permitting us to use our spectrum and the spectrum we are seeking to acquire for additional non-PNT-related services in addition to our PNT offerings.  Any such proposal could face substantial opposition from our competitors and other users of the 902-928 MHz band, and there is no certainty that the FCC will provide us this flexibility nor is there certainty with respect to the extent of the flexibility that is provided.

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

In addition, we are required to refrain from causing unacceptable levels of harmful interference to unlicensed wireless devices. The FCC issued a decision in 2013 that concluded that, based on field tests, we had successfully demonstrated that our location services did not cause unacceptable levels of harmful interference to such unlicensed wireless devices. Third-party challenges to the FCC decision, are still pending. Further, changes in our operations could alter the transmission characteristics of our location services, potentially requiring us to provide further demonstrations that our location services do not cause unacceptable levels of harmful interference to those unlicensed devices. No certainty exists that the FCC would conclude in the future that we remained successful in making such a demonstration a second time. If we are unable to make this demonstration to the satisfaction of the FCC, we may not be able to make changes to our operating characteristics, potentially preventing the future implementation of desirable innovations.

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

LMS licenses are subject to FCC rules that require licensees to make productive use of their licensed radio spectrum by a specific deadline and continue such use throughout the term of the licenses. If a licensee fails to satisfy its build-out deadlines, the FCC will declare its licenses to be null and void. Pursuant to orders issued by the FCC on January 1, 2017, July 19, 2020, and March 29, 2023, the end-of-term buildout deadlines for our FCC licenses were divided into two groups: a deadline of June 17, 2021 for our 82 licenses covering the 41 most populous Economic Areas (“EAs”) in the United States and a deadline of April 3, 2023 for our 144 licenses covering our remaining 72 licensed EAs.

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

We employed our tall building coverage approach with respect to the end-of-term build-out showings that we filed with the FCC for our 82 LMS licenses that were subject to a June 17, 2021 buildout deadline. On April 17 and 18, 2023, the FCC “accepted” (i.e., approved) the buildout showings for 78 of the 82 LMS licenses that were subject to a June 17, 2023 buildout deadline. The buildout showings for the remaining four LMS licenses that were subject to a June 17, 2023 buildout deadline remain pending before the FCC. The buildout showings for these four licenses employed a different methodology than the remaining 78 licenses. While we do not currently have reason to believe that the FCC will decline to accept these buildout showings, there is no certainty that the FCC will act favorably on these remaining four showings.

With respect to our 144 LMS licenses that were subject to an April 3, 2023 buildout deadline, for 64 of those licenses, we timely filed buildout showings demonstrating that the geographic area of our licensed network provides coverage of at least two-thirds of the relatively tall buildings (those in excess of three stories) in each of the 32 EAs covered by these licenses. These buildout showings are pending before the FCC. With respect to another eight LMS licenses covering four EAs, relatively brief extensions of the buildout deadline of between three to nine months were requested to address delays in the transmitter site permitting and construction process in those markets. Those delays have since been addressed and buildout showings for the eight LMS licenses were filed with the FCC prior to the conclusion of the three to nine month extensions that we requested for those licenses. These eight buildout showings are also pending before the FCC. Finally, with respect to the remaining 72 licenses covering many of the least populated EAs authorized by Progeny’s LMS licenses, requests for a two-year extension, until April 3, 2025, of the buildout deadlines were submitted. The two-year extension requests were based on multiple justifications that have been deemed by the FCC to be sufficient to merit the grant of such extensions in comparable cases involving other FCC licensees, although no certainty exists that the FCC will conclude that Progeny’s two-year extension requests will be similarly warranted.

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

The U.S. privacy and data protection legal landscape continues to evolve, with certain states having enacted broad-based data privacy and protection legislation and with other states and the federal government continuing to consider additional data privacy and protection legislation. The potential effects of this legislation are far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Although we do not have direct interaction with end users, we may still be subject to these laws with respect to other personal information we process, or by way of acting as a service provider to our customers, which may bear additional obligations under these laws.

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

We expect that new industry standards, laws and regulations will continue to be proposed regarding privacy, data protection and information security in many jurisdictions. We cannot yet determine the impact such future laws, regulations and standards may have on our business. We expect that the evolving regulatory interpretation and enforcement of data protection laws, as well as other domestic and foreign data protection laws, will lead to increased operational and compliance costs and may require us to make changes to our operations, policies, and procedures.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 500,000,000 shares of Common Stock, of which, as of December 31, 2023, 111,132,222 shares were outstanding, 8,231,360 shares were reserved for issuance under our stock incentive plans or other outstanding options and 44,267,686 shares were issuable upon the exercise of warrants. As a result, we have a large number of shares of Common Stock that are authorized for issuance and are not outstanding or otherwise reserved and could be issued at the discretion of our board of directors (our “Board”). We expect to seek additional financing in the future in order to fund our operations, and if we issue additional shares of Common Stock or securities convertible into Common Stock, our existing stockholders will be diluted. Our Board may also choose to issue shares of our Common Stock or securities convertible into or exercisable for our Common Stock to acquire assets or companies, for compensation to employees, officers, directors, consultants and advisors, to fund capital expenditures and to enter into strategic partnerships. Additionally, shares of Common Stock could be issued for anti-takeover purposes or to delay or prevent changes in control or management of the Company. Our Board may determine to issue shares of our Common Stock on terms that our stockholders do not believe enhance stockholder value, or that may ultimately have an adverse effect on our business or the trading price of our Common Stock. Further, the issuance of any such shares may cause further dilution to the ownership interest of our current stockholders, reduce the book value per share of our Common Stock and may contribute to a reduction in the market price for our Common Stock.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Certain of our executive officers, directors and stockholders own a significant percentage of our outstanding capital stock. As of December 31, 2023, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 56% of our outstanding shares of Common Stock. Accordingly, our directors, executive officers and certain stockholders have significant influence over our affairs due to their substantial stock ownership coupled with their positions on our management team. For example, these stockholders may be able to control or influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of ownership may prevent or discourage unsolicited acquisition proposals or offers for our Common Stock that some of our stockholders may believe is in their best interest.

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

Outstanding warrants to purchase an aggregate of 18,749,990 shares of Common Stock became exercisable on November 27, 2021 (the 30th day following the closing of the Business Combination) in accordance with the terms of the warrant agreement governing those securities. These warrants consist of 10,999,460 public warrants and 7,750,530 private placement warrants, related to Spartacus’ initial public offering and financing. The 7,750,530 private placement warrants have been registered pursuant to the Registration Statement and are included on this Post-Effective Amendment. Each warrant entitles its holder to purchase one share of Common Stock at an exercise price of $11.50 per share and will expire at 5:00 p.m., New York time, on October 28, 2026 (five years after the completion of the Business Combination), or earlier upon redemption of our Common Stock or our liquidation. To the extent warrants are exercised, additional shares of Common Stock will be issued, which will result in dilution to our then existing stockholders and increase the number of shares eligible for resale in the public market.

Moreover, in conjunction with the issuance of the Notes in 2023 (Refer to Note 8 to our consolidated financial statements for the twelve months ended December 31, 2023 included elsewhere in this Annual Report on Form 10-K for more information), we issued 18,518,520 warrants (the “Initial Warrants”) at an exercise price of $2.16 per share and, with the issuance of the Additional Notes on July 6, 2023, we issued an additional 7,407,407 warrants at an exercise price of $2.16 per share to purchase shares of our Common Stock to certain of the purchasers thereof (the “Additional Warrants” and, together with the Initial Warrants, the “Debt Warrants”). The Debt Warrants will expire at 5:00 p.m., New York time, on June 1, 2027. Sales of substantial numbers of shares of our Common Stock underlying the Debt Warrants in the public market could depress the market price of our Common Stock.

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

 Item 1B. Unresolved Staff Comments.

Not applicable.

 Item 1C. Cybersecurity.

We are increasingly dependent on sophisticated software applications and computing infrastructure to conduct key operations. We depend on both our own systems, networks, and technology as well as the systems, networks and technology of our contractors, consultants, vendors and other business partners.

Cybersecurity Program

Given the importance of cybersecurity to our business, we maintain a comprehensive cybersecurity program to support both the effectiveness of our systems and our preparedness for information security risks. This program includes a number of safeguards, such as: password protection; multi-factor authentication; continuous monitoring and alerting systems for internal and external threats using industry leading platform; regular evaluations of our cybersecurity program, including periodic internal and external audits, penetration tests, and incident response simulations; and industry benchmarking. We also require cybersecurity trainings when onboarding new employees and contractors, as well as annual cybersecurity awareness training for our employees and contractors. Our program leverages industry frameworks, including the NIST Cybersecurity Framework (CSF) to strengthen our program effectiveness and reduce cybersecurity risks.

We use a risk-based approach with respect to our use and oversight of third-party service providers, tailoring processes according to the nature and sensitivity of the data accessed, processed, or stored by such third-party service provider and performing additional risk screenings and procedures, as appropriate. We use several means to assess cyber risks related to our third-party service providers, including maintaining a vendor code of conduct and vendor questionnaires due diligence in connection with onboarding new vendors and due diligence with key third-party vendors. We also seek to collect and assess cybersecurity audit reports and other supporting documentation when available and include appropriate security terms in our contracts where applicable as part of our oversight of third-party providers.

Process for Assessing, Identifying and Managing Material Risks from Cybersecurity Threats

In the event of a cybersecurity incident, we maintain a regularly tested incident response program. Pursuant to the program and its escalation protocols, designated personnel are responsible for assessing the severity of an incident and associated threat, containing the threat, remediating the threat, including recovery of data and access to systems, analyzing any reporting obligations associated with the incident, and performing post-incident analysis and program enhancements. We maintain an Incident Response Plan (“IRP”) and business continuity and disaster recovery plans in the event of a significant cybersecurity incident.

We have relationships with several third-party service providers to assist with cybersecurity containment and remediation efforts, including a forensic investigation firm, insurance providers and various law firms.

Governance

Management Oversight

The controls and processes employed to assess, identify, and manage material risks from cybersecurity threats are implemented and overseen by our Chief Information Security Officer (“CISO”). Our CISO leverages their over 20 years of experience in cybersecurity, compliance and risk management. Our CISO is responsible for the day-to-day management of the cybersecurity program, including the prevention, detection, investigation, response to, and recovery from cybersecurity threats and incidents, and are regularly engaged to help ensure the cybersecurity program functions effectively in the face of evolving cybersecurity threats. The CISO provides quarterly briefings for our senior management team on cybersecurity matters, including threats, events, and program enhancements.

Board Oversight

While the Board has overall responsibility for risk oversight, our Audit Committee oversees cybersecurity risk matters. The Audit Committee is responsible for reviewing, discussing with management, and overseeing the Company’s data privacy, information technology and security and cybersecurity risk exposures, including: (i) the potential impact of those exposures on the Company’s business, financial results, operations and reputation; (ii) the programs and steps implemented by management to monitor and mitigate any exposures; (iii) the Company’s information governance and cybersecurity policies and programs; and (iv) major legislative and regulatory developments that could materially impact the Company’s privacy, data security and cybersecurity risk exposure. On a quarterly basis, the CISO reports to the Audit Committee on cybersecurity matters, including a detailed threat assessment relating to information technology risks,  the programs and steps implemented by management to monitor and mitigate exposures, the Company’s information governance and cybersecurity policies and programs, and significant legal/regulatory developments that could materially impact the Company’s cybersecurity risk exposure. The CISO also apprises the Audit Committee of cybersecurity incidents promptly for high priority incidents and in aggregate for low priority incidents.  The Audit Committee updates the full Board concerning the Company’s cybersecurity matters.

Cybersecurity Risks

Our cybersecurity risk management processes are integrated into our overall Enterprise Risk Management (“ERM”) process. As part of our ERM process, department leaders identify, assess and evaluate risks impacting our operations across the Company, including those risks related to cybersecurity. As of the date of this report, we are not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected our business strategy, results of operations or financial condition or are reasonably likely to have such a material effect.

While we maintain a robust cybersecurity program, the techniques used to infiltrate information technology systems continue to evolve. Accordingly, we may not be able to timely detect threats or anticipate and implement adequate security measures. For additional information, see “Item 1A—Risk Factors.”

We also maintain cybersecurity insurance providing coverage for certain costs related to cybersecurity-related incidents that impact our own systems, networks, and technology or the systems, networks and technology of our contractors, consultants, vendors, and other business partners.

In the last year we did not experience any material cybersecurity incidents or threats.

Item 2. Properties.

We maintain a distributed workforce with facilities in McLean, Virginia, Sunnyvale, California, Puteaux, France, Noida, India and Bangalore, India. Our principle executive office is in McLean, Virginia. Our corporate offices in Virginia include executive, finance, regulatory and network deployment and operations functions, while our California facility hosts our technology development functions among other functions. Our French and Indian location houses a mix of employees and contractors focused on software development and research and development functions.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock and certain warrants have been listed on The Nasdaq Capital Market (“Nasdaq”) under the symbol “NN” and “NNAVW,” respectively.

Holders

As of March 8, 2024, there were approximately 111 and 37 holders of record of our common stock and warrants, respectively. This number does not include beneficial owners whose shares were held in street name.

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

The graph below compares the cumulative total return of our common stock from October 29, 2021, the date on which our common shares commenced trading on Nasdaq, through December 31, 2023, with the comparable cumulative return of two indices, the S&P 500 Total Return and the S&P Information Technology Total Return. The performance graph and table assume an initial investment of $100 on December 31, 2023. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon the change in share price. The share price performance shown on the graph is not necessarily indicative of future price performance.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

In October 2023, we issued 719,693 unregistered shares of our common stock in connection with our acquisition of all of the issued and outstanding shares of NextNav France, pursuant to those certain Put & Call Option Agreements by and among the Company and certain shareholders of NextNav France , dated October 28, 2022. Such shares were issued in reliance upon the exemption from the registration requirements in Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. The Company filed a registration statement on Form S-3 to register these shares with SEC on October 13, 2023, which was declared effective on October 26, 2023.

On December 1, 2023, we issued 448,466 shares of our common stock in accordance with that certain Indenture, dated May 9, 2023, by and among us and the parties thereto, as partial payment of interest due on the senior secured notes that were issued pursuant to that certain Note Purchase Agreement, dated May 9, 2023, by and among us the purchasers thereto. Such shares were exempt from registration under the Securities Act as not involving a “sale” as such term is defined in Section 2(a)(3) of the Securities Act. We filed a registration statement on Form S-3 to register these shares with SEC on December 11, 2023 (as amended by Amendment No. 1 on December 12, 2023), which was declared effective on December 15, 2023, in order to satisfy the provisions of that certain Resale Registration Rights Agreement, dated May 9, 2023, pursuant to which we agreed to register the resale of such shares.

Purchases of Equity Securities by the Issuer

The shares we received in connection with the settlement of employee receivables were repurchased at the current market value of the shares. For the three months ended December 31, 2023, these shares consisted of the following:

	Total Number of Shares Purchased	Average Price Per Share
October 1 – October 31, 2023	128,035	$5.16
November 1 – November 30, 2023	-	$-
December 1 – December 31, 2023	-	$-
Total	128,035

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

Overview

We are the market leader in delivering resilient, next generation, complementary positioning, navigation and timing (“PNT”) solutions designed to overcome the limitations and vulnerabilities of the existing space-based Global Positioning Systems (“GPS”) and Global Navigation Satellite Systems (“GNSS”). Our complementary PNT solutions are built on a deep asset base, which we are evolving to utilize 5G New Radio (“5G NR”) technologies. We expect the evolution of our platform to 5G NR to significantly improve the efficiency and flexibility of our operations, technically enabling the delivery of high-bandwidth data services simultaneously with our industry-leading PNT solutions.  Since the inception of NextNav, LLC in 2007, we have secured valuable Federal Communications Commission (“FCC”) licenses for a contiguous 8 MHz band of 900 MHz M-LMS spectrum covering over 90% of the U.S. population, been granted more than 180 patents related to our systems and services, and standardized our TerraPoiNT technology in 3GPP, the global telecommunications standards-setting body.

We deliver differentiated PNT solutions through our network-based Pinnacle and TerraPoiNT solutions. Our Pinnacle service provides accurate altitude to any device with a barometric pressure sensor, including most off-the-shelf Android and iOS smartphones, appropriately specified Internet of Things (“IOT”) devices, as well as vehicles and other equipment. In 2021, we launched our Pinnacle network in partnership with AT&T Services, Inc. (“AT&T”) for FirstNet®, the nationwide, interoperable public safety broadband network. Our Pinnacle network covers over 90% of commercial structures over three stories in the U.S., and in addition to FirstNet®, our network is being used for enhanced 911 (“E911”) by Verizon Communications, Inc. (“Verizon”), and a growing set of devices operating on the remaining national cellular network providers.  Pinnacle has also been adopted by a growing number of public safety apps, commercial apps, and is available on multiple app development platforms. Our Pinnacle network is also an important component of our PNT resiliency services, and is being evaluated as a persistent PNT characterization platform.  We believe that continuing integration of our Pinnacle service into devices and applications will support revenue growth over the coming year.

Our TerraPoiNT system is a terrestrially-based network designed to overcome the limitations inherent in the space-based nature of GPS.  GPS is a faint, unencrypted signal, which is often unavailable indoors, distorted in urban areas, and vulnerable to both jamming and spoofing. TerraPoiNT overcomes these limitations through the transmission of a PNT signal on our licensed 900 MHz LMS spectrum. Unlike GPS, the TerraPoiNT signal can be reliably received indoors and in urban areas, is difficult to jam or spoof, and can support signal authentication (e.g., encryption). Further, the TerraPoiNT signal can embed Pinnacle information to provide a full 3D PNT solution. TerraPoiNT offers positioning, navigation and can be configured to provide NIST-traceable timing services independently of GPS. We believe that these capabilities, whether as a more robust primary solution or as a backup in the event of GPS disruptions, are essential due to the economy’s reliance on GPS for location and precision timing. GPS resiliency is increasingly a U.S. national security priority, and is rising in priority in the European Union, non-European Union countries in Eastern Europe and in other parts of the world due to both the demonstrated vulnerability and lack of local control of space-based signals and systems, highlighted by recent events in Ukraine, the Middle East and elsewhere. Critical infrastructure, including communications networks and power grids, require a reliable GPS signal for accurate timing. A failure of GPS could be catastrophic, and there is no comprehensive, terrestrial backup that is widely deployed today.

Simultaneously, demand for wireless data services continues to grow. The backbone of wireless data services, electromagnetic spectrum, is a finite resource. Our spectrum licenses, covering 919.75-927.75 MHz, are referred to as “low-band spectrum”. There is a finite amount of low-band spectrum available, and it has favorable coverage characteristics compared to higher frequencies, including the ability to provide services indoors and at greater distances. These characteristics result in its ability to be used for coverage and to be deployed more economically, with higher-frequency spectrum often used to provide additional capacity in targeted locations. Our transition to 5G NR as the basis for our PNT services will provide a technical basis for simultaneous broadband data in our band, in addition to our base PNT services, and, subject to appropriate regulatory approvals, may allow us to utilize our spectrum to help meet the continued, growing demand for wireless data capacity.

As of March 2024, TerraPoiNT is deployed and available, with metro-wide service in the San Francisco Bay Area and select services available in 92 total markets nationally. It is also in use by the National Aeronautics and Space Administration (“NASA”) at its Langley Research Center in Hampton, VA for drone operations research and at its Ames facility in Mountain View, CA, leveraging our network in the Bay Area.

On October 31, 2022,  we acquired Nestwave, SAS, a French société par actions simplifiée (as subsequently renamed, “NextNav France”), a privately held global leader in low-power geolocation, and completed integrating the NextNav France team into our existing engineering and technology organization during 2023. NextNav France provides advanced geolocation solutions to IOT modem and digital signal processor vendors and end IOT users. We believe that the combination of our technology with NextNav France’s LTE/5G capabilities will allow us to evolve our system to align with 5G NR.

NextNav France’s intellectual property also included a “soft GPS” capability, allowing GPS processing on LTE and 5G NR chipsets, reducing the cost and power requirements for certain types of GPS services for IOT devices.  We have licensed this technology to chipset vendors, including a global Tier 1 LTE and 5G NR modem vendor.  We expect to start to see the results of these licensing arrangements in 2024.

Macroeconomic Factors

We are aware that network deployment projects are experiencing delays in schedules and potential cost increases due to a tight labor supply in the field services market. While the impact of this supply constraint is not material to our network projects at this time, we continue to carefully manage labor and materials supply matters. Additionally, there is an increased risk of financial market disruption. Management continues to actively monitor our financial condition, liquidity, operations, suppliers, industry and workforce. We expect these macroeconomic factors and their effects on our operations to continue through the remainder of 2024.

Key Components of Results of Operations

Revenue

We have generated limited revenue since our inception. We derive our revenue from PNT products and services, including “floor-level” altitude location data, and related products and services. Our revenue includes revenue generated through services contracts with wireless carriers, services with applications developers, technology demonstration, assessment and support contracts with government customers, sales of equipment, and licensing of proprietary technology. We recognize revenue when an arrangement exists, services, equipment or access to licensed technology are delivered, the transaction price is determined, the arrangement has commercial substance, and collection of consideration is probable.

Operating Expense

Cost of Goods Sold

Cost of goods sold (“COGS”) consist of personnel-related expenses, including salaries, benefits and stock-based compensation, and allocated facility costs for our operations and manufacturing teams. COGS also includes expenses for site leases, cost of equipment, and professional services related to the maintenance of the equipment at each leased site. We expect our operations costs to increase for the foreseeable future as we continue to invest in our Pinnacle and TerraPoiNT networks in domestic U.S. and international markets.

Research and Development

Research and development expenses consist of personnel-related expenses, including salaries, benefits and stock-based compensation, and allocated facility costs for our research and development functions. Research and development costs also include outside professional services for software and hardware development, cloud hosting costs, and software licensing costs. We expect our research and development costs to increase for the foreseeable future as we continue to invest in research and development for our current and future products.

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

We expect our selling, general and administrative expenses to increase for the foreseeable future with the growth of our business, and as a result of operating as a public company, including compliance with the rules and regulations of the SEC, legal, audit, and additional insurance expenses, investor relations activities, and other administrative and professional services. As a result, we expect our selling, general and administrative expenses will increase in absolute dollars, subject to fluctuations in the volume of stock-based compensation granted, but may fluctuate as a percentage of total revenue over time.

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

Results of Operations

The following table sets forth our statements of operations for the periods indicated:

	Year Ended December 31,
	2023	2022
	(in thousands)
Revenue	$3,862	$3,926
Operating Expense:
Cost of goods sold(1)	12,743	11,806
Research and development(1)	19,503	17,059
Selling, general and administrative(1)	30,324	36,926
Depreciation and amortization	4,821	3,671
Total operating expenses	67,391	69,462
Operating loss	(63,529)	(65,536)
Interest income (expense)	(3,664)	901
Other income (expense)	(4,321)	24,491
Loss before income taxes	(71,514)	(40,144)
Benefit (Provision) for income taxes	(221)	28
Net loss	$(71,735)	$(40,116)

(1)	Cost of goods sold, research and development, and selling, general and administrative expense for the periods do not include depreciation and amortization, which is presented separately in the Consolidated Statements of Comprehensive Loss, but include stock-based compensation as follows:

	Year Ended December 31,
	2023	2022
	(in thousands)
Cost of goods sold	$2,318	$2,389
Research and development	6,655	6,743
Selling, general and administrative	12,865	17,369
Total stock-based compensation expense	$21,838	$26,501

Comparison of the Fiscal Years Ended December 31, 2023 and 2022

Revenue

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(in thousands)
Revenue	$3,862	$3,926	$(64)	(1.6)%

Revenue decreased by less than $0.1 million, or 2%, for the year ended December 31, 2023 from the year ended December 31, 2022. The decrease was driven by decreased integration revenue, partially offset by increased recurring service revenue from technology and service contracts with commercial customers. For the year ended December 31, 2023, two customers accounted for 75% and 10% of total revenue. For the year ended December 31, 2022, two customers accounted for 83% and 10% of total revenue. Accounts receivable as of December 31, 2023 and December 31, 2022 were $2.3 million and $2.2 million, respectively; the deferred revenue balance as of December 31, 2023 and December 31, 2022 was $0.3 million and $0.1 million, respectively.

Operating Expense

Cost of Goods Sold (COGS)

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(in thousands)
COGS	$12,743	$11,806	$937	7.9%

COGS increased by $0.9 million, or 8%, to $12.7 million for the year ended December 31, 2023 from $11.8 million for the year ended December 31, 2022. The increase was primarily driven by a $0.8 million increase in site rent expense due to deployment of new sites in 2023, a $0.4 million increase in software license expenses, and a $0.3 million increase in payroll-related expenses. The increases were partially offset by a $0.3 million decrease in outside consulting expenses, a $0.2 million decrease in maintenance and operational cost, and a $0.1 million decrease in stock-based compensation.

Research and Development

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(in thousands)
Research and development	$19,503	$17,059	$2,444	14.3%

Research and development expenses increased by $2.4 million, or 14%, to $19.5 million for the year ended December 31, 2023 from $17.1 million for the year ended December 31, 2022. The increase was primarily driven by a $1.6 million increase in payroll-related expenses driven by headcount, a $0.5 million increase in maintenance and operational cost, a $0.2 million increase in software license expenses, a $0.2 million increase in outside consulting expenses, and a $0.1 million increase in professional fee. The increases were partially offset by a $0.1 million decrease in stock-based compensation.

Selling, General and Administrative

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(in thousands)
Selling, general and administrative	$30,324	$36,926	$(6,602)	(17.9)%

Selling, general and administrative expenses decreased by $6.6 million, or 18%, to $30.3 million during the year ended December 31, 2023 from $36.9 million in the year ended December 31, 2022. The decrease was primarily driven by a $4.5 million decrease in stock-based compensation, a $1.0 million decrease in professional services, a $1.0 million decrease in directors’ and officers’ insurance, a $0.8 million decrease in outside consulting expenses, and a $0.4 million decrease in marketing and recruiting cost. The decreases were partially offset by a $0.9 million increase in payroll-related expenses driven by headcount and a $0.2 million increase in other operational expenses.

Depreciation and Amortization

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(in thousands)
Depreciation and amortization	$4,821	$3,671	$1,150	31.3%

Depreciation and amortization expenses increased by $1.2 million, or 31%, to $4.8 million during the year ended December 31, 2023 from $3.7 million during the year ended December 31, 2022. The increase in depreciation and amortization expense is primarily attributable to placing the Pinnacle and TerraPoiNT network assets in service since the third quarter of 2022 and amortization related to acquired intangibles in the fourth quarter of 2022.

Interest Income (Expense)

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(in thousands)
Interest income (expense)	$(3,664)	$901	$(4,565)	(506.7)%

Interest expense was $7.4 million whereas interest income was $3.7 million resulting in net interest expense of $3.7 million for the year ended December 31, 2023 compared with interest income of $0.9 million for the year ended December 31, 2022. The increase in interest expense was due to interest and amortization of debt discounts on our senior secured notes issued during 2023.

Other Income (Expense)

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(in thousands)
Other income (expense)	$(4,321)	$24,491	$(28,812)	(117.6)%

Other expense was $4.3 million for the year ended December 31, 2023 compared with other income of $24.5 million for the year ended December 31, 2022.The change in other expense was primarily driven by change in the fair value of warrants.

Liquidity and Capital Resources

We have incurred net losses since our inception and to date have generated only limited revenue. We have primarily relied upon debt and equity financings to fund our cash requirements. During each of the twelve months ended December 31, 2023 and 2022, we incurred net losses of $71.7 million and $40.1 million, respectively. During each of the twelve months ended December 31, 2023, our net cash used in operating activities and cash provided by investing activities was $35.4 million was $1.1 million, respectively. During the twelve months ended December 31, 2022, our net cash used in operating activities and investing activities was $37.1 million and $15.7 million, respectively. As of December 31, 2023, we had cash and cash equivalents and marketable securities of $85.8 million and an accumulated deficit of $760.2 million. We expect to incur additional losses and higher operating expenses for the foreseeable future. Our primary uses of cash are to fund our operations as we continue to grow our business. We will require a significant amount of cash for expenditures as we invest in ongoing research and development and our PNT networks.

Managing liquidity and our cash position is a priority of ours. We continually work to optimize our expenses in light of the growth of our business, and adapt to changes in the economic environment. We believe that our cash and cash equivalents and marketable securities as of December 31, 2023 will be sufficient to meet our working capital and capital expenditure needs, including all contractual commitments, beyond the next 12 months. We believe we will meet longer term expected future cash requirements and obligations through a combination of our existing cash and cash equivalents balances and marketable securities, cash flows from operations, and issuance of equity securities or debt offerings.  However, this determination is based upon internal financial projections and is subject to changes in market and business conditions.

In 2023, we issued $70.0 million in aggregate principal amount of senior secured notes with a fixed interest rate of 10% to the lenders thereto. Such notes will mature on December 1, 2026 with interest payable semi-annually in arrears on June 1 and December 1 of each year. We may elect, at our sole discretion, to pay up to 50% of the accrued and unpaid interest on the senior secured notes due with our common stock. Refer to Note 8 to our consolidated financial statements for the twelve months ended December 31, 2023 included elsewhere in this Annual Report on Form 10-K for more information.

Cash Flows

The following table summarizes our cash flows for the period indicated:

	Year Ended December 31,
	2023	2022
	(in thousands)
Net cash (used in) operating activities	$(35,440)	$(37,095)
Net cash provided (used in) investing activities	1,074	(15,736)
Net cash provided by financing activities	68,984	43

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

Net cash used in operating activities during 2023 was $35.4 million, resulting primarily from a net loss of $71.7 million adjusted for non-cash charges of $21.8 million for stock-based compensation, $4.8 million for depreciation and amortization, $4.1 million for change in the fair value of warrant liability, $3.2 million in amortization of debt issuance costs, $0.5 million realized and unrealized gain on marketable securities, $0.2 million for equity method investment loss, and $0.1 million in asset retirement obligations accretion expense. Additionally, there was a net increase in operating liabilities of $2.7 million.

Net cash used in operating activities during 2022 was $37.1 million, resulting from a net loss of $40.1 million and non-cash charge of $24.7 million for the change in fair value of warrant liability, adjusted for non-cash charges of $26.5 million in stock-based compensation charges, $0.23 million for equity method investment loss, non-cash charges of $3.7 million in depreciation, and a decrease of $2.7 million in accounts payable, prepaid and other current assets.

Cash Flows from Investing Activities

Net cash provided by investing activities during 2023 was $1.1 million, representing sale and of maturity of marketable securities, net of purchase of marketable securities, and cash used for addition in property and equipment primarily related to the deployment of the TerraPoiNT network and internal use software.

Net cash used in investing activities during 2022 was $15.7 million, representing additions to short term investment, acquisition of NextNav France, equity method investments, and property and equipment primarily related to the deployment of the Pinnacle and TerraPoiNT network and internal use software.

Cash Flows from Financing Activities

Net cash provided by financing activities during 2023 was $69.0 million, primarily reflecting cash proceeds from issuance of senior secured notes, net of debt issuance cost.

Net cash provided by financing activities during 2022 was $43 thousand, primarily reflecting cash proceeds from exercise of common stock options.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based on our Consolidated Financial Statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles. In doing such preparation, we have to make estimates and assumptions. Our critical accounting estimates are those estimates that involve a significant level of uncertainty at the time the estimate was made, and changes in them have had or are reasonably likely to have a material effect on our financial condition or results of operations. Accordingly, actual results could differ materially from our estimates. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis.

See Note 2 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for a summary of significant accounting policies and the effect on our financial statements.

Revenue Recognition

We derive our revenue from PNT technology, products and services including revenue generated through technology demonstration and assessment contracts with customers, support services provided to customers, sales of equipment, and licensing of proprietary technology.

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

Long-term debt

In conjunction with the issuance of senior secured notes in May and July of 2023, we issued warrants to certain of the purchasers thereto. We allocated the proceeds from the debt issuance to long term debt and equity classified warrants based on relative fair value as determined by the Discounted Cash Flow approach and Monte Carlo simulation model, respectively. The portion of proceeds allocated to equity-classified warrants and direct debt issuance costs are classified as debt discounts. The carrying value of long term debt in the Company’s consolidated balance sheet consists of principal amount of debt, net of debt discounts. Debt discounts are amortized to interest expense based on the related debt agreements primarily using the effective interest method.

Recently Issued and Adopted Accounting Standards

For information regarding new accounting pronouncements, and the impact of these pronouncements on our consolidated financial statements, if any, refer to Note 2 to our consolidated financial statements for the year ended December 31, 2023 included elsewhere in this Annual Report on Form 10-K.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We had cash and cash equivalents and short-term marketable securities of $85.8 million as of December 31, 2023, which are held for working capital purposes. Our exposure to market risk for changes in interest rates relates primarily to our cash and investments in marketable securities, which consisted of U.S. Government, Agency and money market funds. The fair values of our investments in U.S. Government and Agency Bonds will generally fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value due to changes in interest rates. The effect of a hypothetical 10% change in interest rates would not have a material impact on our consolidated financial statements.

As of December 31, 2023, we had long-term debt of $48.4 million, net of debt issuance cost and discount. The debt has a fixed interest rate of 10% per annum. Therefore, fluctuations in interest rates do not impact our consolidated financial statements. See Note 8 — Long-term debt, net for additional information.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2023.

Management Report on Internal Control Over Financial Reporting; Attestation Report of Registered Public Accounting Firm

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Management, under the supervision and with the participation of our  Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2023, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

This Annual Report on Form 10-K does not include an attestation report of internal controls from the Company’s independent registered public accounting firm due to a transition period established by the rules of the SEC as a result of the Company’s status as an emerging growth company.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

On December 12, 2023, Robert Lantz, General Counsel, modified a Rule 10b5-1 plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the under the Exchange Act. Such Rule 10b5-1 trading plan provides for the potential sale of up to 52,683 of shares. This plan will terminate on 12/31/2024.

On December 20, 2023, a Rule 10b5-1 plan adopted by Ganesh Pattabiraman, former Chief Executive Officer, was terminated pursuant to the terms and conditions of such plan. This plan was adopted on June 22, 2023. The plan was adopted to facilitate the sale by Ganesh Pattabiraman of 209,113 shares of our common stock owned by Ganesh Pattabiraman.

No other officers or directors, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 508 of Regulation S-K, during the last fiscal quarter.

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

The additional information required by this item will be set forth in our 2024 Proxy Statement to be filed with the SEC within 120 days of December 31, 2023 and is incorporated by reference into this Annual Report on Form 10-K.

Item 11. Executive Compensation.

The information required by this item will be set forth in our 2024 Proxy Statement to be filed with the SEC within 120 days of December 31, 2023 and is incorporated by reference into this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be set forth in our 2024 Proxy Statement to be filed with the SEC within 120 days of December 31, 2023 and is incorporated by reference into this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be set forth in our 2024 Proxy Statement to be filed with the SEC within 120 days of December 31, 2023 and is incorporated by reference into this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services.

The information required by this item will be set forth in our 2024 Proxy Statement to be filed with the SEC within 120 days of December 31, 2023 and is incorporated by reference into this Annual Report on Form 10-K.

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
4.5*

Description of NextNav Inc.’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.5 to the Annual Report on Form 10-K for the period ended December 31, 2021 filed by NextNav Inc. on March 23, 2022).Description of NextNav Inc.’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.5 to the Annual Report on Form 10-K for the period ended December 31, 2021 filed by NextNav Inc. on March 23, 2022).

4.6*	Form of Warrant to Purchase Common Stock of NextNav Inc. (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-3 filed by NextNav Inc. on June 23, 2023).
4.7*†	Note Purchase Agreement, dated May 9, 2023, by and among NextNav Inc. and the Purchasers named therein (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q for the period ended June 30, 2023 filed by NextNav Inc. on August 9, 2023).
4.8*†	Indenture, dated May 9, 2023, by and among NextNav Inc., the Guarantors listed therein and GLAS Trust Company LLC (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q for the period ended June 30, 2023 filed by NextNav Inc. on August 9, 2023).
4.9*	Warrant Agreement, dated May 15, 2023, by and between NextNav Inc. and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-3 filed by NextNav Inc. on June 23, 2023).

4.10*†	Security Agreement, dated May 9, 2023, by and among NextNav Inc., subsidiaries of NextNav Inc., the Noteholders referenced therein and GLAS Trust Company LLC (incorporated by reference to Exhibit 4.5 to the Quarterly Report on Form 10-Q for the period ended June 30, 2023 filed by NextNav Inc. on August 9, 2023).
10.1*	Registration Rights Agreement, dated October 28, 2021, by and among NextNav Inc. and certain stockholders of NextNav (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K for the period ended December 31, 2021 filed by NextNav Inc. on March 23, 2022) .
10.2*+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by NextNav Inc. on October 28, 2021).
10.4*+	NextNav Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by NextNav Inc. on October 28, 2021).
10.5*+	NextNav Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by NextNav Inc. on October 28, 2021).
10.6*+	2011 Unit Option and Profits Interest Plan (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-8 filed by NextNav Inc. on December 27, 2021).
10.7*!	Equipment, Network Colocation and Installation Agreement, dated October 7, 2019, by and between NextNav, LLC and AT&T Services, Inc. (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-4 filed by NextNav Inc. on August 25, 2021).
10.8*	Private Placement Warrant Purchase Agreement, dated October 15, 2020, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-4 filed by NextNav Inc. on August 25, 2021).
10.9*	Private Placement Warrant Purchase Agreement, dated October 15, 2020, by and between the Company and B. Riley Principal Investments, LLC (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-4 filed by NextNav Inc. on August 25, 2021).
10.11*+	Employment Agreement, dated as of November 17, 2021, by and between NextNav Inc. and Christian D. Gates (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by NextNav Inc. on November 17, 2021).
10.12*+	Employment Agreement, dated as of November 17, 2021, by and between NextNav Inc. and David Knutson (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by NextNav Inc. on November 17, 2021).
10.13*+	Form of Nonqualified Option Agreement under the NextNav Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 filed by NextNav Inc. on November 17, 2021).
10.14*+	Form of Restricted Stock Unit Agreement under the NextNav Inc. 2021 Omnibus Incentive Plan (for grants pursuant to the Business Combination) (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 filed by NextNav Inc. on November 17, 2021).
10.15*+	Form of Restricted Stock Unit Agreement under the NextNav Inc. 2021 Omnibus Incentive Plan (Employees) (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 filed by NextNav Inc. on November 17, 2021).

10.16*+	Form of Restricted Stock Unit Agreement under the NextNav Inc. 2021 Omnibus Incentive Plan (Directors) (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 filed by NextNav Inc. on November 17, 2021).
10.17*+	Form of Restricted Stock Agreement under the NextNav Inc. 2021 Omnibus Incentive Plan (Directors) (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 filed by NextNav Inc. on November 17, 2021).
10.18*!	Share Transfer Agreement, dated October 28, 2022, by and among NextNav Inc. and the Sellers party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by NextNav Inc. on November 2, 2022).
10.19+	Employment Agreement, dated as of November 29, 2023, by and between NextNav Inc. and Mariam Sorond.
10.20+	Consulting Agreement, dated as of November 29, 2023, by and between NextNav Inc. and Ganesh Pattabiraman.
10.21+	Form of Performance-Based Restricted Stock Unit Agreement under the NextNav Inc. 2021 Omnibus Incentive Plan (Employees).
10.22*	Resale Registration Rights Agreement, dated May 9, 2023, by and among NextNav Inc. and the Parties named therein (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2023 filed by NextNav Inc. on August 9, 2023).
21.1	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP.
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer & Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
97	Incentive Compensation Recovery Policy.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed previously.
**	Furnished herewith.
†	Certain schedules and exhibits have been omitted pursuant to Rule 601(a)(5) of Regulation S-K under the Securities Act. A copy of any omitted schedule or exhibit will be furnished to the SEC upon request.
!	Certain confidential portions of the agreement were omitted by means of marking such portions with brackets (due to the registrant customarily and actually treating such information as private or confidential and such omitted information not being material) pursuant to Item 601(b)(10) of Regulation S-K promulgated under the Securities Act. NextNav agrees to supplementally furnish a copy of any confidential portions to the SEC upon request.
+	Indicates a management or compensatory plan.

Item 16. Form 10-K Summary.

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXTNAV INC.

Date: March 13, 2024	By:	/s/ Mariam Sorond
	Name:	Mariam Sorond
	Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/Mariam Sorond	President, Chief Executive Officer and Director	March 13, 2024
Mariam Sorond	(Principal Executive Officer)

/s/ Christian D. Gates	Chief Financial Officer	March 13, 2024
Christian D. Gates	(Principal Financial Officer)

/s/ Sammaad R. Shams	Corporate Accounting Officer	March 13, 2024
Sammaad R. Shams	(Principal Accounting Officer)

/s/ Gary M. Parsons	Chairman and Director	March 13, 2024
Gary M. Parsons

/s/ Peter D. Aquino	Director	March 13, 2024
Peter D. Aquino

/s/ Neil S. Subin	Director	March 13, 2024
Neil S. Subin

/s/ Bandel L. Carano	Director	March 13, 2024
Bandel L. Carano

/s/ Alan B. Howe	Director	March 13, 2024
Alan B. Howe

/s/ John B. Muleta	Director	March 13, 2024
John B. Muleta

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of NextNav Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NextNav Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of comprehensive loss, changes in equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Tysons, Virginia

March 13, 2024

NextNav Inc.

Consolidated Balance Sheets

	December 31,
	2023	2022
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$81,878	$47,230
Short Term Investment	3,954	8,216
Accounts Receivable	2,332	2,168
Other current assets	3,056	3,576
Total current assets	$91,220	$61,190
Network under construction	1,676	3,574
Property and equipment, net of accumulated depreciation of $9,724 and $5,971 at December 31, 2023 and 2022, respectively	19,885	19,180
Operating lease right-of-use assets	19,267	10,143
Goodwill	17,977	17,493
Intangible assets, net	10,625	10,397
Other assets	1,508	1,811
Total assets	$162,158	$123,788

Liabilities, preferred interests, and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$391	$1,019
Accrued expenses and other current liabilities	6,592	5,241
Short term lease liabilities - operating	2,523	2,532
Deferred revenue	297	95
Total current liabilities	$9,803	$8,887

Warrants	7,053	4,200
Long-term lease liabilities - Operating	15,145	5,290
Other long-term liabilities	1,614	1,547
Long-term debt, net of debt issuance cost and discount	48,447	—
Total liabilities	$82,062	$19,924

Stockholders’ equity (deficit):
Common Stock, authorized 500,000,000 shares; 111,260,257 and 106,418,442 shares issued and 111,132,222 and 106,417,265 shares outstanding at December 31, 2023 and 2022, respectively	$12	$12
Additional paid-in capital	837,416	787,130
Accumulated other comprehensive income	2,198	1,371
Accumulated deficit	(760,227)	(688,492)
Common stock in treasury, at cost, 128,035 and 1,177 shares at December 31, 2023 and December 31, 2022, respectively	(665)	(4)
Total stockholders’ equity (deficit)	$78,734	$100,017
Non-controlling interests	1,362	3,847
Total liabilities, preferred interests, stockholders’ equity (deficit) and non-controlling interests	$162,158	$123,788

See accompanying notes.

NextNav INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2023	2022
	(in thousands, except per share amounts)
Revenue	$3,862	$3,926
Operating expenses:
Cost of goods sold (exclusive of depreciation and amortization)	12,743	11,806
Research and development	19,503	17,059
Selling, general and administrative	30,324	36,926
Depreciation and amortization	4,821	3,671
Total operating expenses	$67,391	$69,462
Operating loss	(63,529)	(65,536)
Other income (expense):
Interest income (expense)	(3,664)	901
Change in fair value of warrants	(4,101)	24,675
Other loss, net	(220)	(184)
Loss before income taxes	$(71,514)	$(40,144)
Benefit (Provision) for income taxes	(221)	28
Net loss	$(71,735)	$(40,116)
Foreign currency translation adjustment	827	1,492
Comprehensive loss	$(70,908)	$(38,624)
Net loss	$(71,735)	$(40,116)
Net loss attributable to common stockholders	$(71,735)	$(40,116)
Weighted average of shares outstanding – basic and diluted	107,972	101,029
Net loss attributable to common stockholder per share – basic and diluted	$(0.66)	$(0.40)

See accompanying notes.

NextNav INC.

Consolidated Statements of Changes in equity

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury stock,	Stockholders’ (Deficit)	Non-controlling	Total
	Units	Value	Capital	Deficit	(Loss)	at cost	Equity	interests	Equity
Balance, December 31, 2021	96,546,611	$11	$747,928	$(648,376)	$(121)	$—	$99,442	$—	$99,442
Vesting of RSUs	1,185,152	—	—	—	—	—	—	—	—
Issuance of RSAs	270,164	—	—	—	—	—	—	—	—
Cancellation of RSAs	(57,282)	—	—	—	—	—	—	—	—
Exercise of common stock options	116,692	—	—	—	—	—	—	—	—
Exercise of common warrants	4,308,307	—	56	—	—	—	56	—	56
Stock-based compensation expense	—	—	25,252	—	—	—	25,252	—	25,252
Net loss	—	—	—	(40,116)	—	—	(40,116)	—	(40,116)
Foreign currency translation adjustment	—	—	—	—	1,492	—	1,492	—	1,492
Common stock received for tax withholding	(1,177)	—	—	—	—	(4)	(4)	—	(4)
Issuance of shares related to acquisition	4,042,837	1	13,867	—	—	—	13,868	3,868	17,736
Redemption of non-controlling interests	5,961	—	27	—	—	—	27	(21)	6
Balance, December 31, 2022	106,417,265	$12	$787,130	$(688,492)	$1,371	$(4)	$100,017	$3,847	$103,864
Vesting of RSUs	2,547,619	—	—	—	—	—	—	—	—
Issuance of RSAs	458,755	—	—	—	—	—	—	—	—
Exercise of common stock options	260,228	—	73	—	—	—	73	—	73
Exercise of common warrants	408,231	—	882	—	—	—	882	—	882
Stock-based compensation expense	—	—	20,207	—	—	—	20,207	—	20,207
Issuance of common warrants	—	—	22,843	—	—	—	22,843	—	22,843
Interest payment through issuance of shares	448,466	—	1,888	—	—	—	1,888	—	1,888
Redemption of non-controlling interests	719,693	—	3,145	—	—	—	3,145	(2,485)	660
Reclassification of warrant liability to common stock warrants	—	—	1,248	—	—	—	1,248	—	1,248
Shares received from settlement of employee receivables	(128,035)	—	—	—	—	(661)	(661)	—	(661)
Net loss	—	—	—	(71,735)	—	—	(71,735)	—	(71,735)
Foreign currency translation adjustment	—	—	—	—	827	—	827	—	827
Balance, December 31, 2023	111,132,222	12	837,416	(760,227)	2,198	(665)	78,734	1,362	80,096

See accompanying notes.

 NextNav INC.

Consolidated Statements of Cash Flows
	Year Ended December 31,
	2023	2022
	(in thousands)
Operating activities
Net loss	$(71,735)	$(40,116)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,821	3,671
Equity-based compensation	21,838	26,501
Change in fair value of warrant liability	4,101	(24,675)
Realized and unrealized gain on marketable securities	(546)	(72)
Equity method investment loss	191	230
Asset retirement obligation accretion	66	56
Amortization of debt issuance costs and discount	3,151	—
Changes in operating assets and liabilities:
Accounts receivables	(164)	(428)
Other current assets	537	593
Other assets	119	161
Accounts payable	(627)	486
Deferred revenue	202	(1,537)
Accrued expenses and other liabilities	1,884	(2,501)
Operating lease right-of-use assets and liabilities	722	536
Net cash used in operating activities	$(35,440)	$(37,095)

Investing activities
Capitalization of costs and purchases of network assets, property, and equipment	(2,751)	(2,964)
Purchase of equity method investments	—	(1,125)
Purchase of marketable securities	(37,441)	(13,644)
Sale and maturity of marketable securities	42,249	5,500
Purchase of business, net of cash acquired	—	(2,890)
Purchase of internal use software	(983)	(613)
Net cash provided by (used in) investing activities	$1,074	$(15,736)

Financing activities
Proceeds from debt	70,000	—
Payments towards debt issuance cost	(1,861)	—
Payments towards debt	(110)	(17)
Proceeds from exercise of stock option	73	57
Proceeds from exercise of warrants	882	—
Proceeds from issuance of common stock	—	7
Purchase of common stock (withholding taxes)	—	(4)
Net cash provided by financing activities	$68,984	$43
Effect of exchange rates on cash and cash equivalents	30	(58)
Net increase (decrease) in cash and cash equivalents	34,648	(52,846)
Cash and cash equivalents at beginning of period	47,230	100,076
Cash and cash equivalents at end of period	$81,878	$47,230

Non-cash investing and financing activities
Common stock issued in acquisition of business	$—	$13,888
Capital expenditure included in Accrued expenses and other current liabilities	$285	$605
Reclassification of warrant liability to common stock warrants	$1,248	$—
Issuance of warrants	$22,843	$—
Interest paid in shares	$1,888	$—
Interest paid in cash	$1,808	$—
Income taxes paid, net	$147	$—

See accompanying notes.

   NextNav INC.

Notes to Consolidated Financial Statements

1. Organization and Business

Principal Business

NextNav Inc. and its consolidated subsidiaries (collectively “NextNav” or the “Company”) deliver next generation positioning, navigation and timing (“PNT”) solutions built on a robust asset platform, including 8 MHz of nearly nationwide wireless spectrum in the 900 MHz band, intellectual property and deployed network systems. The Company’s Pinnacle system provides “floor-level” altitude service to any device with a barometric pressure sensor, including most off-the-shelf Android and iOS smartphones. The Company’s TerraPoiNT system is a terrestrial-based, encrypted network designed to overcome the limitations inherent in the space-based nature of global positioning system (“GPS”) through a network of specialized wide area location transmitters that broadcasts an encrypted PNT signal over the Company’s licensed spectrum.

Since its inception, NextNav has incurred recurring losses and generated negative cash flows from operations and has primarily relied upon debt and equity financings to fund its cash requirements. During the years ended December 31, 2023 and 2022, the Company incurred net losses of $71.7 million and $40.1 million, respectively. During the years ended December 31, 2023 and 2022, net cash used in operating activities was $35.4 million and $37.1 million, respectively. As of December 31, 2023, cash and cash equivalents and marketable securities was $85.8 million. The Company’s primary use of cash is to fund operations as NextNav continues to grow. The Company expects to incur additional losses and higher operating expenses for the foreseeable future, specifically as NextNav invests in ongoing research and development and the expansion of the TerraPoiNT network.

Managing liquidity and the Company’s cash position is a priority of the Company. The Company continually works to optimize its expenses in light of the growth of its business and adapt to changes in the economic environment. The Company believes that the cash and cash equivalents and marketable securities as of December 31, 2023 will be sufficient to meet its working capital and capital expenditure needs, including all contractual commitments, beyond the next 12 months. The Company believes it will meet longer term expected future cash requirements and obligations through a combination of its existing cash and cash equivalents balances and marketable securities, cash flows from operations, and issuance of equity securities or debt offerings. However, this determination is based upon internal financial projections and is subject to changes in market and business conditions.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”).  All intercompany transactions have been eliminated in consolidation.

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

The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying value of the investment may not be recoverable. If the Company determines a decline in the fair value of an equity method investment below its carrying value is other-than-temporary, an impairment is recorded. Determining fair value involves significant judgment. The Company’s estimates consider alternative evidence including, but not limited to, general economic conditions and other relevant factors. The Company did not recognize any impairment losses for its equity method investments for the year ended December 31, 2023.

Leases

NextNav leases office spaces under non-cancellable leases as well as site leases for towers and shelters under operating leases related to its network under construction. Site leases are entered into throughout the United States under which NextNav receives the rights to install equipment used to transmit its services over its licensed spectrum. The Company, at the inception of the contract, determines whether a contract is or contains a lease based on assessment of the terms and conditions of the contract. The Company classifies leases with contractual terms longer than twelve months as either operating or finance. The Company has elected not to recognize lease assets and liabilities for its short-term leases, which are defined as leases with an initial term of twelve months or less.

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

Operating lease assets and liabilities are included on the Consolidated Balance Sheet. Operating lease expense is recognized on a straight-line basis over the lease term. Monthly rent expense includes any site related utility payments or other fees such as administrative or up-front fees contained in the lease agreements that are determinable upon execution of the lease agreement.

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

NextNav records asset retirement obligations associated with the contractually required removal of property and equipment assets from leased properties. When an asset retirement obligation is identified, NextNav records the fair value of the obligation discounted at present value as a liability. The fair value of the obligation is also capitalized as property and equipment, which is amortized over the estimated remaining useful life of the associated asset. Accretion expense on the liability is recognized over the estimated life of the related assets. The carrying value of asset retirement obligations as of December 31, 2023 is classified in other long-term liabilities.

Asset retirement obligations for the years ended December 31, 2023 and 2022 were:

	Year Ended December 31,
	2023	2022
	(in thousands)
Beginning Balance	$1,147	$975
Liabilities incurred	164	6
Liabilities settled	(37)	(18)
Change in estimates	—	128
Accretion	66	56
Ending Balance	$1,340	$1,147

Depreciation and Amortization are computed using the straight-line method over the estimated useful lives of the assets as follows:

Pinnacle and TerraPoiNT network assets	5–8 years
Office equipment, furniture and internal use software	2–5 years
Leasehold improvements	Shorter of the useful life or lease term
Acquired finite-lived intangible assets	12 years

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

Software developed for internal use, with no substantive plans to market such software at the time of development, are capitalized and included in intangible assets in the Consolidated Balance Sheets. Costs incurred during the preliminary planning and evaluation and post implementation stages of the project are expensed as incurred. Costs incurred during the application development stage of the project are capitalized. In 2023 and 2022, the Company capitalized $1.0 million and $0.6 million, respectively, of development costs related to internal use software.

Internal use software is amortized over a three year useful life. Amortization of internal use software was $0.4 million for each of the years ended December 31, 2023 and December 31, 2022.

Acquired finite-lived intangible assets

Acquired finite-lived intangible assets primarily includes proprietary technology and software. See Note 4 — Property, Equipment, Network Under Construction, and Intangible Assets.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company operates as one reporting unit. When testing goodwill for impairment, the Company may first perform an optional qualitative assessment. If the Company determines it is not more likely than not the reporting unit’s fair value is less than its carrying value, then no further analysis is necessary. If the Company determines that it is more likely than not that the fair value of its reporting unit is less than its carrying amount, then the quantitative impairment test will be performed. Under the quantitative impairment test, if the carrying amount of the Company’s reporting unit exceeds its fair value, the Company will recognize an impairment loss in an amount equal to that excess but limited to the total amount of goodwill. No goodwill impairment was recorded for the years ended December 31, 2023 and December 31, 2022. The following summarizes our goodwill activities (in thousands):

	Year Ended December 31,
	2023	2022

Beginning Balance	$17,493	$—
New acquisition	—	16,317
Changes in foreign exchange rates	580	1,176
Purchase price adjustment	(96)	—
Ending Balance	$17,977	$17,493

Impairment

NextNav’s long-lived assets, including property and equipment, network under construction, intangible assets and right-of-use lease assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, impairment is determined by comparing the carrying value of these long-lived assets to management’s probability weighted estimate of the future undiscounted cash flows expected to result from the use of the asset or asset group. In the event an impairment exists, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset group. For the years ended December 31, 2023, and 2022, the Company determined that no events or changes in circumstances existed that would indicate any impairment of its long-lived assets.

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

Based on its qualitative assessment performed for the years ended December 31, 2023 and 2022, NextNav concluded that it was not more likely than not that the fair value of its indefinite-lived asset is less than its carrying amount, and as such, no impairment exists.

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

NEXTNAV INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-term debt

      In conjunction with the issuance of senior secured notes in May and July of 2023, the Company issued warrants to the lenders. The Company allocated the proceeds from its debt issuance to long-term debt and equity classified warrants based on relative fair value as determined by the Discounted Cash Flow approach and Monte Carlo simulation model, respectively. The portion of proceeds allocated to equity-classified warrants and direct debt issuance costs are classified as debt discounts. The carrying value of long-term debt in the Company’s consolidated balance sheet consists of principal amount of debt, net of debt discounts. Debt discounts are amortized to interest expense based on the related debt agreements primarily using the effective interest method.

Non-controlling Interests

The non-controlling interests in the Company’s consolidated financial statements represents the warrants for Nestwave, SAS, a French société par actions simplifiée (as subsequently renamed, “NextNav France”) shares that were owned by the selling shareholders of NextNav France. Holders of the warrants do not have the right to income or obligation to losses, and the Company did not attribute any net loss to the non-controlling interests for the years ended December 31, 2023 and December 31, 2022.

Revenue

NextNav derives its revenue from PNT technology, products and services including revenue generated through technology demonstration and assessment contracts with customers, support services provided to customers, sales of equipment, and licensing of proprietary technology.

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

NEXTNAV INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents the Company’s revenue disaggregated by category and source:

	Year Ended December 31,
	2023	2022
	(in thousands)
Commercial	$3,765	$3,499
Government contracts	20	32
Equipment sales	77	395
Total revenue	$3,862	$3,926

Contract Balances

Accounts receivable are billed and unbilled amounts related to the Company’s rights to consideration as performance obligations are satisfied when the rights to payment become unconditional but for the passage of time. As of December 31, 2023 and 2022 the Company’s accounts receivable balances were $2.3 million and $2.2 million, respectively. The Company adopted ASU 2016-13, Financial Instruments — Credit Losses (Topic 326) as of January 1, 2023. The Company assesses collectability by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when the Company identifies specific customers with known disputes or collectability issues. In determining the amount of the allowance for credit losses, the Company considers historical collectability based on past due status and makes judgments about the creditworthiness of customers based on ongoing credit evaluations. The Company also considers customer-specific information, current market conditions, and reasonable and supportable forecasts of future economic conditions . An allowance for credit losses for accounts receivable is recorded as an offset to accounts receivable, and changes in such are classified as selling, general and administrative expense in the Consolidated Statements of Comprehensive Loss. As of December 31, 2023 and December 31, 2022, all accounts receivable balances were current and no allowance for credit losses were recorded.

NEXTNAV INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contract liabilities relate to amounts billed in advance, or advance consideration received from customers, for which transfer of control of the good or service occurs at a later point in time. As of December 31, 2023 and 2022, the Company’s contract liabilities balances were $0.3 million and $0.1 million, respectively.

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

The following details the amount of stock-based compensation included in cost of goods sold, research and development, and selling, general and administrative expenses:

	Year Ended December 31,
	2023	2022
	(in thousands)
Cost of goods sold	$2,318	$2,389
Research and development	6,655	6,743
Selling, general and administrative	12,865	17,369
Total stock-based compensation expense	$21,838	$26,501

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

The determination of the diluted weighted average shares is included in the following calculation of EPS:

	Year Ended December 31,
	2023	2022
	(in thousands, except per share amounts)
Numerator
Net loss attributable to common stockholders	$71,735	$40,116

Denominator
Weighted average shares – basic and diluted	107,972	101,029
Basic and diluted loss per share	$0.66	$0.40

The following details anti-dilutive unvested restricted stock units and unvested restricted stock awards, as well as the anti-dilutive effects of the outstanding warrants and stock options:

	December 31,
	2023	2022
	(in thousands)
Antidilutive Shares Excluded
Warrants	44,268	18,750
Stock Options	3,641	2,293
Unvested Restricted Stock Units	4,987	2,380
Unvested Restricted Stock Awards	334	208

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

Net transaction gains (losses) from foreign currency contracts recorded in the Consolidated Statements of Comprehensive Loss were immaterial for the fiscal years ended December 31, 2023 and 2022. The only component of other comprehensive loss is currency translation adjustments for all periods presented. No income tax expense was allocated to the currency translation adjustments.

Segments

NextNav operates as one operating segment. NextNav’s chief operating decision maker is its Chief Executive Officer, who reviews financial information presented on an entity-wide basis for purposes of making operating decisions, assessing financial performance and allocating resources. Substantially all long-lived tangible assets are located in the United States.

For the year ended December 31, 2023, two customers accounted for 75% and 10% of total revenue. For the year ended December 31, 2022, two customers accounted for 83% and 10% of total revenue. Substantially all revenue was generated from the United States.

NEXTNAV INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments — Credit Losses (Topic 326) (“ASU 2016-13”), which requires that an entity measure and recognize expected credit losses for financial assets held at amortized cost and replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that requires consideration of a broader range of information to estimate credit losses. The guidance also modifies the impairment model for available-for-sale debt securities. ASU 2016-13 is effective for the Company’s fiscal year beginning January 1, 2023. The Company adopted this ASU as of January 1, 2023. The adoption did not have a material impact on the consolidated financial statements.

      In August 2020, the FASB issued ASU 2020-06, Debt-with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40), which simplifies and clarifies certain calculation and presentation matters related to convertible equity and debt instruments and its application of the derivatives scope exception for contracts in its own equity. Specifically, ASU-2020-06 removes three of the seven conditions for a contract to be classified as equity. ASU 2020-06 is effective for the Company’s fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company early adopted ASU 2020-06 in 2023. The Company concluded equity classification for the freestanding warrants issued in conjunction with the 10% senior secured notes due 2026 under the guidance of this ASU.

Recent Accounting Developments Not Yet Adopted

During the fourth quarter of 2023, the FASB issued two ASUs that require additional disclosures related to reportable segments under ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”) and income taxes under ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-07 is effective for the Company's annual periods beginning January 1, 2024, and for interim periods beginning January 1, 2025, with early adoption permitted. It requires the Company to disclose information about significant expenses on an interim and annual basis for each reportable segment. ASU 2023-09 is effective for the Company's annual periods beginning January 1, 2026 with early adoption permitted, and requires the Company to disclose additional information on the rate reconciliation and income taxes paid. The Company is currently evaluating the potential effect that the updated standards will have on the financial statement disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

NEXTNAV INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Acquisition

On October 31, 2022 (the “Closing Date”), the Company completed the acquisition of all outstanding equity in NextNav France, which was a privately held French company that is a global leader in low-power geolocation. The acquisition is expected to significantly accelerate the availability of resilient 3D position, navigation and timing, release the underlying spectrum’s capacity for additional data-oriented services and enables broader penetration of NextNav’s applications and technology across the handset and device ecosystem for all of its products and target markets. The acquisition is accounted for under the acquisition method of accounting in accordance with Accounting Standard Codification (“ASC”) 805 Business Combinations.

The Company acquired NextNav France for $21.6 million, net of cash acquired of $0.4 million. The purchase price for financial reporting purpose includes $3.2 million cash paid upfront and $0.8 million payable on or prior to first anniversary of the Closing Date, an aggregate of 5,170,495 shares of the Company's common stock valued at $17.7 million, and cash contingent consideration of up to $0.3 million. The fair value of the Company's common stock was determined on the basis of its closing market price on the Closing Date. Contingent consideration was measured based on government grants and tax credits. During the twelve months ended December 31, 2023, the Company paid cash to settle all of the contingent consideration liability. During the twelve months ended December 31, 2023, the Company increased the fair value of contingent consideration liability by $0.1 million. The Company incurred acquisition-related costs of $0.9 million associated with the acquisition and were included in the selling, general and administrative expenses in the Consolidated Statements of Comprehensive Loss for the twelve months ended December 31, 2022.

The earnings of NextNav France have been included in the consolidated financial statements of the Company beginning November 1, 2022. The pro forma financial information, assuming the acquisition had taken place on January 1, 2021, as well as the revenue and earnings generated during the period after the acquisition date, were not material for separate disclosure and, accordingly, have not been presented.

The fair value measurements of the identified intangible assets on acquisition date were based primarily on significant unobservable inputs and thus represent a Level 3 measurement as defined in ASC 820 Fair Value Measurements. The fair values of technology and software were determined using the replacement cost method under the cost approach. The excess of the purchase price over the fair value of the tangible net assets and intangible assets acquired was recognized as goodwill and is attributable to a number of business factors, including but not limited to, the acquired workforce and expanded market opportunities when integrating NextNav France's software and technology with the Company’s other offerings. Goodwill generated from the acquisition is not deductible for tax purposes.

As of October 31, 2022, the purchase price assigned to the acquired assets and assumed liabilities is summarized as follows. The Company provided estimates of balances as of December 31, 2022 and updated these estimates as more information became available. The Company has completed this exercise. The assets and liabilities of NextNav France recorded in the Company's financial statements at the acquisition date are summarized below:

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

Certain shareholders of NextNav France hold warrants for Nestnav France shares that remained unexercised and outstanding as of the Closing Date. The Company and the holders of unexercised warrants entered into Put & Call Option Agreements whereby, upon exercising the warrants, the Company agreed to issue a total of 1.1 million shares of the Company's common stock in exchange for NextNav France shares to the exercising warrant holders. The Company recognized the warrants at acquisition date fair value of $3.9 million as non-controlling interests. During the twelve months ended December 31, 2023, 724,402 warrants for NextNav France shares were exercised and 719,693 shares of the Company's Common Stock were issued, resulting in redemption of non-controlling interest of $2.5 million. During the twelve months ended December 31, 2022, 6,000 warrants for NextNav France shares were exercised and 5,961 shares of the Company's Common Stock were issued, resulting in redemption of non-controlling interests of $21 thousand. Holders of the warrants do not have the right to income or the obligation to losses, and the Company did not attribute any net loss to the non-controlling interests for the years ended December 31, 2023 and December 31, 2022.

4. Property, Equipment, Network Under Construction, and Intangible Assets

Property and equipment and network under construction consisted of the following:

	Year Ended December 31,
	2023	2022
	(in thousands)
Network under construction	$1,676	$3,574
TerraPoiNT network	21,047	16,961
Office equipment, furniture, and leasehold improvements	1,981	1,609
Pinnacle network	6,581	6,581
Accumulated depreciation	(9,724)	(5,971)
Property and equipment, net	$21,561	$22,754

Depreciation expense on property and equipment was $3.8 million and $3.3 million for the years ended December 31, 2023 and 2022, respectively.

Network under construction consisted of a tower and rooftop network of beacons with total balances of $1.7 million and $3.6 million as of December 31, 2023 and 2022, respectively. There was no depreciation expense on network under construction in 2023 or 2022. No impairment was recorded for the years ended December 31, 2023 or 2022.

Intangible assets as of December 31, 2023 consisted of the following (in thousands):

	Gross Amount	Accumulated Amortization	Net Carrying Value
Indefinite-Lived intangible assets	$3,467	$—	$3,467
Acquired Software	7,217	2,050	5,167
Acquired Technology	599	58	541
Internal Use Software	2,634	1,184	1,450
	$13,917	$3,292	$10,625

NEXTNAV INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average remaining useful lives of acquired software and acquired technology were 10.8 years as of December 31, 2023.

Intangible assets as of December 31, 2022 consisted of the following (in thousands):

	Gross Amount	Accumulated Amortization	Net Carrying Value
Indefinite-Lived intangible assets	$3,467	$—	$3,467
Acquired Software	6,999	1,561	5,438
Acquired Technology	580	8	572
Internal Use Software	1,560	640	920
	$12,606	$2,209	$10,397

The weighted average remaining useful lives of acquired software and acquired technology were 11.9 years as of December 31, 2022.

Amortization expense on intangible assets was $1.1 million and $0.4 million for the years ended December 31, 2023 and 2022, respectively. Future amortization is expected as follows:

2024	$1,120
2025	1,058
2026	873
2027	525
2028 and thereafter	3,582
$7,158

5. Leases

All leases were classified as operating leases as of December 31, 2023 and 2022.

Components of operating lease expense were as follows (in thousands):

	Year Ended December 31,
	2023	2022
Operating lease cost	$4,852	$4,126
Variable lease cost	$154	$107
Short-term lease cost	$363	$232

Supplemental information related to operating leases was as follows (in thousands):

	Year Ended December 31,
	2023	2022
Operating cash flows from operating leases	$4,577	$3,899
Right-of-use assets obtained in exchange for new operating lease liabilities	$4,252	$9,598

As of December 31, 2023, the Company's operating leases had a weighted average remaining lease term of 7.3 years and a weighted average discount rate of 7.5%.

NEXTNAV INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future lease payments under operating leases as of December 31, 2023 were as follows (in thousands):

2024	$3,760
2025	3,474
2026	3,182
2027	2,427
2028	2,214
Thereafter	8,476
Total undiscounted future lease payments	$23,533
Less imputed interest	5,865
Total lease liability balance	$17,668

As of December 31, 2023, the Company did not enter into leases that have not yet commenced. As of December 31, 2022, the Company entered into leases that have not yet commenced with future lease payments of $2.3 million. These leases commenced during the year ended December 31, 2023 with non-cancelable lease terms of 3 to 5 years.

6. Equity Method Investment

As of December 31, 2023, the Company’s total ownership of MetCom Inc., a privately-owned Japanese joint stock company (kabushiki kaisha) (“MetCom”), consisted of 702,334 shares representing ownership of 14.8%. The Company provides licenses to its technology, infrastructure and subscriber equipment to MetCom to support MetCom’s efforts in commercializing terrestrial positioning technology (both TerraPoiNT and Pinnacle) in Japan. Due to the technological dependencies, the Company's equity ownership and representation on MetCom's board of directors, the Company has significant influence, but not controlling interest, over MetCom. The Company’s investment in MetCom is accounted for under the equity method. The basis difference in the Company’s cost basis and the basis reflected at the investee entity level is allocated to equity method goodwill and is not amortized. The Company recognized a loss of $191 thousand for the year ended December 31, 2023 in other income (expense). The carrying value of the Company's investment in MetCom was $704 thousand as of December 31, 2023 and is classified in other long-term assets. As of December 31, 2023 and December 31, 2022, the Company had $107 thousand and $279 thousand in accounts receivable from MetCom, respectively.

The Company holds a warrant (the “Warrant”) issued by MetCom which entitles the Company to purchase additional shares at an exercise price of JPY 10 per share, such that the Company may obtain an aggregate total of 33% of MetCom common stock on an “as-converted” basis. The Warrant is subject to certain vesting conditions which were not met as of December 31, 2023; therefore, the Warrant was not exercisable.

NEXTNAV INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	Year Ended December 31,
	2023	2022
	(in thousands)
Accrued salary and other employee liabilities	$3,913	$2,420
Accrued legal and professional services	324	387
Accrued interest	583	—
Other accrued liabilities	1,772	2,434
Total	$6,592	$5,241

8. Long-term debt, net

On  May 9, 2023 (the “Initial Closing”), pursuant to the terms of the Note Purchase Agreement (the “NPA”) and Indenture Agreement (the “Indenture”), the Company issued $50.0 million in aggregate principal amount of senior secured notes (the “Original Notes”) with a fixed interest rate of 10% to a group of lenders (the “Lenders”) including Whitebox Advisors LLC, Susquehanna International Group, and Clutterbuck Capital Management. The Notes will mature on December 1, 2026 with interest payable semi-annually in arrears on June 1 and December 1 of each year. The Company may elect, in its sole discretion, to pay up to 50% of the accrued and unpaid interest on the Notes due with its common stock.

Under the NPA, the Lenders had the right, but not the obligation, to purchase additional Notes (the “Additional Notes” and, together with the Original Notes, the “Notes”), on a pro rata basis, in an aggregate principal amount of $20.0 million, to be exercisable within 30 days of the Initial Closing. Subsequent to the Initial Closing, on June 8, 2023, the note purchasers elected to purchase such Additional Notes in aggregate principal amount of $20.0 million. The Additional Notes were issued on July 6, 2023.  The terms and conditions of the Additional Notes are the same as the Original Notes.

In conjunction with the issuance of the Original Notes, the Company issued 18,518,520 warrants (the “Initial Warrants”) at an exercise price of $2.16 per share and with the issuance of the Additional Notes, the Company issued an additional 7,407,407 warrants (the “Additional Warrants” and, together with the Initial Warrants, the “Debt Warrants”) at an exercise price of  $2.16 per share to purchase shares of the Company’s common stock to the Lenders. The Company has the right to redeem for cash the applicable pro rata portion of any Debt Warrant on each of May 1, 2025, September 1, 2025 and December 1, 2025, in each case, at a redemption price of $0.01 per share of underlying common stock, where there exists both a Funding Shortfall (as defined in the Debt Warrants) and the market price of the underlying common stock, calculated in accordance with the provisions of the Debt Warrants, exceeds 130% of the exercise price of the Debt Warrants. The fair value of the Initial Warrants and the Additional Warrants was $14.6 million and $8.2 million, respectively, on the respective issuance date and was classified as debt discount. The fair value was determined based on no observable pricing inputs in the market and is categorized accordingly as Level 3 in the fair value hierarchy. The Company agreed to file a registration statement under the Securities Act of 1933, as amended (the “Securities Act”), registering the resale of the Debt Warrants and the shares of common stock underlying the Debt Warrants within 35 business days of the Initial Closing. The Company filed such registration statement with the United States Securities and Exchange Commission (“SEC”) on June 23, 2023, which the SEC declared effective on June 29, 2023.

The carrying value of the Notes was $48.4 million as of December 31, 2023 net of debt discount of $21.6 million. Net amortization of the debt discount totaled $3.2 million for the year ended December 31, 2023. The total estimated fair value of the Notes approximates the carrying value of the Notes as of December 31, 2023. The fair value was determined based on no observable pricing inputs in the market and is categorized accordingly as Level 3 in the fair value hierarchy.

NEXTNAV INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additional Interest

The Notes are subject to additional interest of up to 0.50% per annum if (i) the Company fails to timely make certain required filings with the SEC, until such filings are made, or (ii) the Notes are not otherwise freely tradeable under Rule 144 under the Securities Act.

Redemption and Early Repayment

The Company may redeem the Notes, in whole or in part, at any time on or after May 9, 2024 (the one year anniversary of the Initial Closing) at a redemption price equal to 101% of the principal amount of the Notes, plus any accrued and unpaid interest.

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

As of December 31, 2023, the Company was in compliance with all of the applicable debt covenants described above.

9. Warrants and Warrant Liability

As of December 31, 2023, NextNav had 44,267,686 warrants outstanding, which includes: (a) 10,999,460 public warrants associated with Spartacus Acquisition Corp.’s (“Spartacus”) initial public offering (the “Public Warrants”) and (b) 7,750,530 warrants issued to Sponsor in a private placement on the initial public offering closing date (the “Private Placement Warrants”) and (c) 25,517,696 warrants issued in connection with the Notes (the Debt Warrants, as further described in Note 8).

The Private Placement Warrants are classified as a liability on the Company’s Consolidated Balance Sheet as of December 31, 2023. During the twelve months ended December 31, 2023, 999,470 Private Placement Warrants were reclassified from liability to equity (Public Warrants). The terms included in the Private Warrants that initially precluded equity classification were no longer applicable. Accordingly, NextNav reclassified $1.2 million from warrant liability to additional paid-in capital in its Consolidated Balance Sheet. As of December 31, 2023, the Company recorded $4.1 million to the Consolidated Statement of Comprehensive Loss as a fair value adjustment for the Private Placement Warrants.

Holders of the Public Warrants and Private Placement Warrants are entitled to acquire shares of common stock of NextNav. Each whole warrant entitles the registered holder to purchase one share at an exercise price of $11.50 per share. The Public Warrants and Private Placement Warrants expire five years after the October 28, 2021 completion of that certain business combination by and among the Company, Spartacus, NextNav Holdings, LLC (“Holdings”), and the other parties thereto (the “Business Combination”).

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

The following table presents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
	(in thousands)
December 31, 2023
Cash and Cash Equivalents - Money Market Funds	$127	$—	$—	$127
Cash and Cash Equivalents - U.S. Government Agency Bonds	—	79,425	—	79,425
Short term investments - U.S. Government Agency Bonds	—	3,954	—	3,954
Private Placement Warrants	—	—	7,053	7,053

December 31, 2022
Cash and Cash Equivalents - Money Market Funds	95	—	—	95
Cash and Cash Equivalents - U.S. Government Agency Bonds	—	36,509	—	36,509
Short term investments - U.S. Government Agency Bonds	—	8,216	—	8,216
Private Placement Warrants	$—	$—	$4,200	$4,200

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

Level 3 Liabilities

The Company engaged a third-party valuation firm to assist with the fair value analysis of the warrants. The analysis used commonly accepted valuation methodologies and best practices to determine the fair value of the equity, in accordance with fair value standards and U.S. GAAP. For the Private Placement Warrants that were outstanding as of December 31, 2023 and 2022, NextNav used a Monte Carlo simulation model. The following table shows the assumptions used in each respective model:

NEXTNAV INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2023	December 31, 2022
	Values	Values
Stock Price	$4.45	$2.93
Strike price	$11.50	$11.50
Holding Period/Term (years)	2.82	3.82
Volatility	66.90%	62.00%
Expected dividends	None	None
Risk-Free Rate	4.05%	4.13%
Fair value of warrants	$0.91	$0.48

The table below provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3).

Warrants:	(in thousands)
Balance as of January 1, 2023	$4,200
Fair value adjustment of Private Placement Warrants	4,101
Reclassification of Private Placement Warrants to Public Warrants	(1,248)
Balance as of December 31, 2023	$7,053

11. Common Stock

In connection with the Business Combination, NextNav amended and restated its certificate of incorporation. As of December 31, 2023, NextNav had authorized the issuance of 600,000,000 shares of capital stock, par value, $0.0001 per share, consisting of (a) 500,000,000 shares of common stock and (b) 100,000,000 shares of undesignated preferred stock. As of December 31, 2023, NextNav had 111,260,257 shares of common stock issued and 111,132,222 shares of common stock outstanding.

12. Equity-Based Compensation

NextNav 2021 Omnibus Incentive Plan

In October 2021, the Company adopted the NextNav 2021 Omnibus Incentive Plan (the “Omnibus Plan”). The Omnibus Plan became effective upon consummation of the Business Combination and succeeds the Incentive Plan. Upon adoption of the Omnibus Plan, a total of 12,818,902 shares were approved to be issued as stock options and restricted stock awards under the Omnibus Plan. In addition, the Omnibus Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year beginning with the 2023 fiscal year, equal to the lesser of: (i) 5,636,259 shares; or (ii) a lesser number of shares as determined by the Company’s Board of Directors. (the “Board”). The vesting period of awards granted under the Omnibus Plan is determined by the Board, although, for service-based awards vesting has historically been generally ratably over a four-year period. As of December 31, 2023, a total of 8,231,360 shares were available for future issuance under the Omnibus Plan.

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

Assumptions used in determining the fair value of Stock Options issued each year are as follows:

	Year Ended December 31,
	2023	2022
Expected volatility	60 - 67.2%	52.9%
Expected term (years)	4.41 - 6.25	6.25
Expected dividends	—	—
Risk-free rate	3.58 - 4.23%	1.83%

The following table summarizes stock option activity under the Omnibus Plan:

	Number of Shares	Weighted Average Exercise Price per Unit	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
	(in thousands, except per share data)
Outstanding at December 31, 2022	2,293	$2.22	$8.04	$4,464
Granted	1,989	3.01	—	—
Cancelled	379	3.46	—	—
Expired	2	0.28	—	—
Exercised	260	0.28	—	—
Options outstanding at December 31, 2023	3,641	$2.66	$8.13	$8,388
Options exercisable at December 31, 2023	1,774	$1.92	$7.20	$5,102
Options exercisable at December 31, 2022	1,296	$0.44	$7.64	$3,357
Unvested at December 31, 2023	1,897	$3.35	$8.99	$2,982
Unvested at December 31, 2022	997	$4.52	$8.56	$1,107

The weighted average grant date fair value of options granted during the years ended December 31, 2023 and 2022 was $2.52 and $6.98, respectively. The intrinsic value of options exercised during the years ended December 31, 2023 and 2022 was $1.09 million and $0.29 million, respectively.

As of December 31, 2023, the total compensation cost related to nonvested awards not yet recognized was $3.28 million and the weighted-average period over which it is expected to be recognized was 2.6 years.

Equity-based compensation expense of $2.57 million and $1.4 million related to stock options equity awards was recognized during the years ended December 31, 2023 and 2022, respectively.

NEXTNAV INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Awards and Restricted Stock Units

The Company’s restricted stock awards are comprised of Restricted Stock Awards (“RSAs”) and Restricted Stock Units (“RSUs”). The following table summarizes RSA and RSU activity during the year ended December 31, 2023:

	Restricted Stock Units	Restricted Stock Awards	Total Restricted Awards	Weighted-Average Grant-Date Fair Value
	(in thousands, except per share data)
Units nonvested at January 1, 2023	2,380	208	2,588	$7.61
Units granted in 2023	5,448	459	5,907	3.25
Units cancelled in 2023	294	—	294	1.54
Units vested in 2023	2,548	333	2,881	6.20
Units nonvested at December 31, 2023	4,986	334	5,320	$3.79

Units granted in 2023 included 1,000,000 performance-based RSUs granted to Ms. Mariam Sorond in connection with her appointment as the Company’s President and CEO. These RSUs will vest in full upon achievement of certain regulatory milestones, to be approved by the Compensation and Human Capital Committee of the Board. The performance period is 4 years beginning from November 29, 2023.

The grant date fair value of RSAs and RSUs granted during the year ended December 31, 2023 was $19.2 million. The total fair value of RSAs and RSUs vested upon grant and vested during the year ended December 31, 2023 was $17.9 million.

As of December 31, 2023, the total compensation cost related to RSAs and RSUs not yet recognized was $17.9 million and the weighted-average period over which it is expected to be recognized was 2.98 years.

Equity-based compensation expense of $19.3 million related to the RSAs and RSUs was recognized during the year ended December 31, 2023.

13. Commitments and Contingencies

Litigation and Legal Matters

From time to time, the Company may be party to litigation and other legal matters incidental to the conduct of its business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company accrues liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of December 31, 2023, the Company was not involved in any such matters, individually or in the aggregate, which management believes would have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.

NEXTNAV INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Income Taxes

On October 28, 2021, the Company became the owner of Holdings and the various operating subsidiaries of Holdings upon consummation of the Business Combination. Holdings is taxed as a partnership, and as such is generally not subject to federal, state, or local income tax directly. Rather, its members are subject to income taxations based on the member’s portion of Holdings’ income or loss. Accordingly, in addition to the Company’s operating activities, the Company will also incur income taxes on its allocable share of any net taxable income of Holdings.

Holdings’ non-operating subsidiary, CommLabs, Inc., is taxed as a U.S. corporation. Holdings, through its subsidiaries, also owns an Indian subsidiary, Commlabs Technology Centre Pvt. Ltd. (“Commlabs India”), which is taxed as a corporation in India and, as such, is subject to Indian entity-level income tax. Additionally in October of 2022, the Company acquired NextNav France, which is taxed as a corporation in France and as such is subject to French entity-level income tax.

U.S. and international components of (loss) income before income taxes were comprised of the following for the periods indicated:

	Year Ended December 31,
	2023	2022
	(in thousands)
United States	$(71,845)	$(40,012)
Foreign	331	(132)
Total	$(71,514)	$(40,144)

The benefit (provision) for income taxes consisted of the following for the periods indicated:

	Year Ended December 31,
	2023	2022
	(in thousands)
Benefit (Provision) for income taxes:
Current:
Federal	$—	$—
State	(21)	(1)
Foreign	(122)	(90)
Total current	$(143)	$(91)
Deferred:
Federal	—	—
State	—	—
Foreign	(78)	119
Total deferred	$(78)	$119
Benefit (provision) for income taxes:	$(221)	$28

NEXTNAV INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The benefit from or provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to the Company’s loss or income before income taxes as follows for the periods indicated:

	Year Ended December 31,
	2023	2022
Income Tax Expense at Federal Statutory Rate	21.00%	21.0%
Permanent items	(1.23)%	12.61%
State taxes, net of federal tax effect	5.49%	4.38%
Change in Valuation Allowance	(45.30)%	(34.93)%
Other permanent differences	3.84%	(4.77)%
Rate change	15.90%	1.78%
Effective income tax rate	(0.30)%	0.07

The  change in the Company’s effective tax rate in 2023, as compared to the prior year, was primarily due to the change in pre-tax book income earned by Commlabs India and the recording of a valuation allowance against the French deferred tax assets. Additionally, the difference in the Company’s effective tax rate to the statutory rate is driven by the need for a full valuation allowance in the U.S.

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

As of December 31, 2023, the Company has accumulated undistributed earnings generated by Commlabs India of approximately $1.4 million. The Company has an accumulated deficit with respect to NextNav France. Because all of these earnings generated by Commlabs have previously been subject to the one-time transition tax on foreign earnings required by the Tax Cuts and Jobs Act of 2017, any additional taxes due with respect to such earnings or the excess of the amount for financial reporting over the tax basis of the Company’s foreign investments would generally be limited to withholding taxes and state taxes. The Company intends, however, to indefinitely reinvest these earnings and expects future U.S. cash generation to be sufficient to meet future U.S. cash needs.

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities were as follows for the periods indicated:

	Year Ended December 31,
	2023	2022
	(in thousands)
Deferred tax assets, net
Net operating loss carryforwards	$35,260	$19,316
Stock Compensation	1,235	765
Basis in underlying investments	82,279	70,148
Other Deferred Balances	3,866	116
Gross deferred tax assets	$122,640	$90,345
Valuation allowance	(121,269)	(88,874)
Deferred tax assets, net of valuation allowance	$1,371	$1,471
Deferred tax liabilities
Intangibles	(1,371)	(1,497)
Total deferred tax liabilities	$(1,371)	$(1,497)
Total net deferred tax (liability) asset	$—	$(26)

NEXTNAV INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets (“DTA”). A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2023. Such objective evidence limits the ability to consider other subjective evidence, such as the Company’s projections for future growth.

On the basis of this evaluation, as of December 31, 2023, a valuation allowance of $121.3 million has been recorded because management has concluded that it is more likely than not that such DTA will ultimately not be realized. The amount of the DTA considered realizable, however, could be adjusted in future years if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

As of December 31, 2023 and 2022 the Company did not have any unrecognized income tax benefits.

The Company has U.S. income tax net operating loss (“NOL”) carryforwards of $127.2 million and $76.0 million as of December 31, 2023, and 2022, respectively. $5.0 million of the NOLs are expected to expire beginning in 2027 while the remaining $122.2 million can be carried forward indefinitely. The Company also has various state NOL carryforwards of $93.7 million and $55.3 million as of December 31, 2023 and December 31, 2022 respectively which are expected to expire beginning in 2041. The Company’s NOLs in the U.S. may be limited under Section 382 of the Internal Revenue Code (“IRC”). NOLs are limited when there is a significant ownership change as defined by the IRC Section 382. At this time, the Company expects that none of its federal NOLs will expire unutilized as a result of a limitation under Section 382.

The Company had foreign NOLs as of December 31, 2023 of $6.2 million attributable to NextNav France which can be carried forward indefinitely.

The Company is subject to taxation in the United States, various states within the United States, India, and France. Each jurisdiction has its own statute of limitations for making assessment of additional tax liabilities. As of December 31, 2023 due to its net operating losses, all the Company’s tax years remained open for U.S. Federal and state income tax purposes. India has a 4-year statute of limitations, so years prior to 2017 are closed. France has a statute of limitation tax expires 3 years following the year that triggered the liability.

15. Retirement Plan

NextNav sponsors a defined contribution benefit plan to provide retirement benefits for its employees. Participants may make voluntary contributions not to exceed maximum allowable contribution amounts. NextNav made discretionary contributions and matching contributions, totaling $0.4 million for each of the years ended December 31, 2023 and 2022.

16. Subsequent Events

The Company has completed an evaluation of all subsequent events through the date of this Annual Report on Form 10-K to ensure that these financial statements include appropriate disclosure of events both recognized in the financial statements and events which occurred but were not recognized in the financial statements. The Company notes the following:

Acquires Additional 900 MHz Spectrum Licenses

On March 07, 2024, NextNav Inc. (“NextNav”), and its wholly-owned subsidiary Progeny LMS, LLC (the “Company”), entered into an Asset Purchase Agreement (the “Agreement”) with Telesaurus Holdings GB (“Telesaurus”) and Skybridge Spectrum Foundation (“Skybridge”), pursuant to which the Company will acquire (1) certain Multilateration Location and Monitoring Service (“M-LMS”) licenses (the “Licenses”) issued by the Federal Communications Commission (the “FCC”) and (2) rights to a petition for reconsideration, dated December 20, 2017, which, if granted, may reinstate additional M-LMS licenses owned by Skybridge and Telesaurus and terminated by the FCC in 2017, for an aggregate purchase price of up to $50,000,000 paid in the form of cash and NextNav common stock (the foregoing contemplated sale and rights, collectively, the “Transaction”).

NEXTNAV INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The closing (“Closing”) of the Transaction is subject to customary conditions as well as the approval of the Superior Court of the State of California, County of Alameda (“Alameda Court Approval”) and approval of the FCC of the application seeking the transfer and assignment of the Licenses to the Company by final order (“FCC Approval”) and will occur upon the assignment of the Licenses following the FCC Approval.

The consideration for the Transaction is payable as follows:

•       $2,499,900 in cash within thirty (30) days of the Alameda Court Approval (payable regardless of whether Closing occurs);

•       $7,500,000 in shares of NextNav common stock on the earlier of the FCC Approval or, if no action has been taken by the FCC, November 15, 2024 (payable regardless of whether Closing occurs); and

•       $20,000,100 in shares of NextNav common stock within thirty (30) days of the assignment of the Licenses at Closing following the FCC Approval (the foregoing two stock payments, collectively, the “Stock Consideration”).

The Agreement provides for potential additional consideration in the amount of $20,000,000, payable in shares of NextNav common stock (“Additional Payment”), contingent upon the FCC granting additional flexibility in the use of M-LMS spectrum, including the M-LMS spectrum covered by the Licenses. The Additional Payment (if earned) is required to be paid within thirty (30) days following the release of the FCC order providing such additional flexibility.

The number of shares issued as the Stock Consideration and the Additional Payment (if any) will be determined based on the twenty (20)-day trailing VWAP of the shares of common stock of NextNav calculated as of the date one trading day prior to the respective dates of issuance of such shares and subject to the requirements of the Nasdaq Stock Market Listing Rules. For purposes of the Agreement, “VWAP” is based on Bloomberg’s “HP” function set to weighted average for the relevant date range, between 9:30:01 a.m. and 4:00 p.m. for each day in the range.

The Agreement contains customary representations, warranties and covenants made by each of the parties. Such representations, warranties and covenants were made only for purposes of the Agreement and as of specific dates, and may have been made for the purposes of allocating contractual risk between the parties to the Agreement instead of establishing these matters as facts. Investors are not third-party beneficiaries under the Agreement and should not rely on the representations, warranties and covenants or any descriptions therefore as characterizations of the actual state of facts or condition of NextNav, the Company or any of their subsidiaries or affiliates.

In connection with the Agreement and the Transaction, NextNav entered into a Resale Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which NextNav has agreed to file one or more registration statements registering the shares of NextNav common stock issued as the Stock Consideration and the Additional Payment (if any).

The foregoing descriptions of the Agreement and the Registration Rights Agreement do not purport to be complete and are subject to, and each is qualified in its entirety by reference to, the Agreement and the Registration Rights Agreement, respectively, each of which will be filed as an exhibit to NextNav’s Quarterly Report on Form 10-Q for the period ending March 31, 2024.

