Form 10-Q
period 2024-03-31
NEXTNAV INC.
filed 2024-05-08
CIK 1865631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

There were 120,700,334 shares of the registrant’s common stock outstanding as of May 3, 2024.

NEXTNAV INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2024

Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “NextNav,” the “Company,” “we,” “us,” and “our” include NextNav Inc. and its subsidiaries.

i

Cautionary Note Regarding Forward-Looking Statements

This  Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include, but are not limited to, statements regarding our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future, projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, and are not guarantees of future performance. The words “may,” “anticipate,” “believe,” “expect,” “intend,” “might,” “plan,” “possible,” “potential,” “aim,” “strive,” “predict,” “project,” “should,” “could,” “would,” “will” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. These statements may relate to, but are not limited to: expectations regarding our strategies and future financial performance, including future business plans or objectives, expected functionality of our geolocation services, anticipated timing and level of deployment of our services, including our TerraPoiNT system, anticipated demand and acceptance of our services, prospective performance and commercial opportunities and competitors, the timing of obtaining regulatory approvals, ability to finance our research and development activities, commercial partnership acquisition and retention, products and services, pricing, marketing plans, operating expenses, market trends, revenue, liquidity, cash flows and uses of cash, capital expenditures, and our ability to invest in growth initiatives; our ability to evolve our technology to be compatible with 5G NR (as defined below), and realize the technical benefits of such proposed evolution; our ability to realize the anticipated technical and business benefits associated with the acquisition of NextNav France (as defined below), and any subsequent mergers, acquisitions, or other similar transactions, which may be affected by, among other things, competition, and the ability of the combined business to grow and manage growth profitably; factors relating to our future operations, projected capital resources and financial position, estimated revenue and losses, projected costs and capital expenditures, prospects and plans, including the potential increase in customers on our Pinnacle network, the expansion of our services in Japan through MetCom (as defined below), and expectations about other international markets; our belief that continuing integration of our Pinnacle service into devices and applications will support revenue growth over the coming year; projections of market growth and size, including the level of market acceptance for our services; our ability to adequately protect key intellectual property rights or proprietary technology; our ability to maintain our Location and Monitoring Service (“LMS”) licenses and obtain additional LMS licenses as necessary; our ability to maintain adequate operational financial resources or raise additional capital or generate sufficient cash flows, including the adequacy of our financial resources to meet our operational and working capital requirements for the 12-month period following the issuance of this report and our ability to meet longer term expected future cash requirements and obligations; our ability to develop and maintain effective internal controls; our success in recruiting and/or retaining officers, key employees or directors; expansion plans and opportunities; costs related to being a public company; our ability to maintain the listing of our securities on Nasdaq; macroeconomic factors and their effects on our operations; and the outcome of any known and unknown litigation and regulatory proceedings, as well as assumptions relating to the foregoing.

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

For additional information regarding risk factors, see Part II, Item 1A, “Risk Factors” of this quarterly report on Form 10-Q, and Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023, as well as those otherwise described or updated from time to time in our other filings with the Securities and Exchange Commission (the “SEC”).

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NextNav Inc.

CONDENSED Consolidated Balance Sheets

(IN THOUSANDS, EXCEPT SHARE DATA)

	March 31, 2024 (unaudited)	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$73,317	$81,878
Short term investments	5,922	3,954
Accounts receivable	1,496	2,332
Other current assets	16,053	3,056
Total current assets	$96,788	$91,220
Network under construction	1,693	1,676
Property and equipment, net of accumulated depreciation of $10,722 and $9,724 at March 31, 2024 and December 31, 2023, respectively	18,890	19,885
Operating lease right-of-use assets	18,744	19,267
Goodwill	17,581	17,977
Intangible assets	10,362	10,625
Other assets	1,572	1,508
Total assets	$165,630	$162,158

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,269	$391
Accrued expenses and other current liabilities	20,161	6,592
Operating lease current liabilities	2,423	2,523
Deferred revenue	287	297
Total current liabilities	$24,140	$9,803
Warrants	17,761	7,053
Operating lease noncurrent liabilities	14,974	15,145
Other long-term liabilities	1,596	1,614
Long term debt, net of debt issuance cost and discount	49,890	48,447
Total liabilities	$108,361	$82,062

Stockholders’ equity:
Common stock, authorized 500,000,000 shares; 112,712,136 and 111,261,434 shares issued and 112,582,924 and 111,132,222 shares outstanding at March 31, 2024 and December 31, 2023, respectively	12	12
Additional paid-in capital	846,721	837,416
Accumulated other comprehensive income	1,676	2,198
Accumulated deficit	(791,837)	(760,227)
Common stock in treasury, at cost; 129,212 shares at each of March 31, 2024 and December 31, 2023	(665)	(665)
Total stockholders’ equity	$55,907	$78,734
Non-controlling interests	1,362	1,362
Total liabilities and stockholders’ equity	$165,630	$162,158

See accompanying notes.

 NextNav INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended March 31,
	2024	2023
Revenue	$1,046	$830
Operating expenses:
Cost of goods sold (exclusive of depreciation and amortization)	2,761	3,023
Research and development	4,670	4,578
Selling, general and administrative	8,446	6,054
Depreciation and amortization	1,319	1,125
Total operating expenses	$17,196	$14,780
Operating loss	$(16,150)	$(13,950)
Other income (expense):
Interest income (expense)	(2,168)	469
Change in fair value of warrants	(13,176)	(2,800)
Other loss, net	(72)	(81)
Loss before income taxes	$(31,566)	$(16,362)
Benefit (Provision) for income taxes	(44)	13
Net loss	$(31,610)	$(16,349)
Foreign currency translation adjustment	(522)	432
Comprehensive loss	$(32,132)	$(15,917)
Net loss	(31,610)	(16,349)
Net loss attributable to common stockholders	$(31,610)	$(16,349)
Weighted average of shares outstanding – basic and diluted	111,061	106,405
Net loss attributable to common stockholders per share - basic and diluted	$(0.28)	$(0.15)

See accompanying notes.

NEXTNAV INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE DATA)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury stock,	Stockholders’ (Deficit)	Non- controlling	Total
	Shares	Value	Capital	Deficit	Income	at cost	Equity	interests	Equity
Balance, December 31, 2023	111,132,222	$12	$837,416	$(760,227)	$2,198	$(665)	$78,734	$1,362	$80,096
Vesting of RSUs	1,226,498	—	—	—	—	—	—	—	—
Issuance of RSAs	38,130	—	—	—	—	—	—	—	—
Exercise of common stock options	186,074	—	544	—	—	—	544	—	544
Reclassification of warrant liability to Common Stock warrants	—	—	2,468	—	—	—	2,468	—	2,468
Stock-based compensation expense	—	—	6,293	—	—	—	6,293	—	6,293
Net loss	—	—	—	(31,610)	—	—	(31,610)	—	(31,610)
Foreign currency translation adjustment	—	—	—	—	(522)	—	(522)	—	(522)
Balance, March 31, 2024	112,582,924	$12	$846,721	$(791,837)	$1,676	$(665)	$55,907	$1,362	$57,269

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

 NextNav INC.

CONDENSED Consolidated Statements of Cash Flows

(UNAUDITED)

(IN THOUSANDS)

	Three Months Ended March 31,
	2024	2023
Operating activities
Net loss	$(31,610)	$(16,349)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,319	1,125
Equity-based compensation	4,244	3,866
Change in fair value of warranty liability	13,176	2,800
Realized and unrealized gain on short term investments	(50)	16
Equity method investment loss	40	55
Asset retirement obligation accretion	16	15
Amortization of debt discount	1,442	—
Changes in operating assets and liabilities:
Accounts receivable	836	979
Other current assets	(434)	(46)
Other assets	(107)	27
Accounts payable	878	(364)
Deferred revenue	(10)	(34)
Accrued expenses and other liabilities	3,022	395
Operating lease right-of-use assets and liabilities	253	88
Net cash used in operating activities	$(6,985)	$(7,427)

Investing activities
Capitalization of costs and purchases of network assets, property, and equipment	(32)	(856)
Purchase of marketable securities	(5,918)	—
Sale and maturity of marketable securities	4,000	5,213
Purchase of internal use software	(163)	(341)
Net cash (used in) provided by investing activities	$(2,113)	$4,016

Financing activities
Payments towards debt	(28)	(27)
Proceeds from exercise of stock options	544	26
Net cash provided by (used in) financing activities	$516	$(1)
Effect of exchange rates on cash and cash equivalents	21	(5)
Net decrease in cash and cash equivalents	(8,561)	(3,417)
Cash and cash equivalents at beginning of period	81,878	47,230
Cash and cash equivalents at end of period	$73,317	$43,813

Non-cash financing information
Capital expenditure included in accounts payable	$278	$591

See accompanying notes.

NextNav INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the three months ended March 31, 2024

1. Organization and Business

Principal Business

NextNav Inc. and its consolidated subsidiaries (collectively “NextNav” or the “Company”) deliver next generation positioning, navigation and timing (“PNT”) solutions designed to enable a high-quality, terrestrial complement and backup to the U.S. Global Positioning System (“GPS”).  NextNav’s solutions are built on a robust asset platform, including 8 MHz of nearly nationwide wireless spectrum in the Lower 900 MHz band, intellectual property and deployed network systems.  The Company, subject to appropriate regulatory approvals, has signed an agreement to acquire licenses for an additional 4MHz of spectrum in the Lower 900MHz band.  Additionally, on April 16, 2024 NextNav filed a petition for rulemaking with the FCC to update the Lower 900MHz band plan to utilize a 15MHz nationwide configuration for both PNT and 5G broadband.  The Company’s Pinnacle system provides “floor-level” altitude service to any device with a barometric pressure sensor, including most off-the-shelf smartphones. The Company’s TerraPoiNT and NextGen systems are designed to overcome the limitations inherent in the space-based systems through a network of wide area terrestrial location transmitters that broadcast a PNT signal over the Company’s licensed spectrum, with NextGen intended to utilize standards-based 5G broadband technologies.

Since its inception, NextNav has incurred recurring losses and generated negative cash flows from operations and has primarily relied upon debt and equity financings to fund its cash requirements. During the three months ended March 31, 2024 and 2023, the Company incurred net losses of $31.6 million and $16.3 million, respectively. During the three months ended March 31, 2024 and 2023, net cash used in operating activities was $7.0 million and $7.4 million, respectively. As of March 31, 2024, cash and cash equivalents and marketable securities was $79.2 million.  The Company’s primary use of cash is to fund operations as NextNav continues to grow. The Company expects to incur additional losses and higher operating expenses for the foreseeable future, specifically as NextNav invests in ongoing research and development and our PNT networks.

Managing liquidity and the Company’s cash position is a priority of the Company. The Company continually works to optimize its expenses in light of the growth of its business and adapt to changes in the economic environment. The Company believes that the cash and cash equivalents and marketable securities as of March 31, 2024 will be sufficient to meet its working capital and capital expenditure needs, including all contractual commitments, beyond the next 12 months from the filing of this Quarterly Report on Form 10-Q. The Company believes it will meet longer term expected future cash requirements and obligations through a combination of its existing cash and cash equivalents balances and marketable securities, cash flows from operations, and issuance of equity securities or debt offerings. However, this determination is based upon internal financial projections and is subject to changes in market and business conditions.

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in these condensed consolidated financial statements.

Unaudited Interim Financial Information

The condensed consolidated financial statements as of March 31, 2024 are unaudited. These interim financial statements of NextNav have been prepared in accordance with U.S. General Accepted Accounting Principles (“GAAP”) and SEC instructions for interim financial information and should be read in conjunction with NextNav’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”), which the Company filed with the SEC on March 13, 2024.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and reflect, in management’s opinion, all adjustments of a normal, recurring nature that are necessary for the fair statement of the Company’s financial position as of March 31, 2024, results of operations for the three months ended March 31, 2024 and 2023, and changes in stockholders’ equity and cash flows for the three months ended March 31, 2024 and 2023, but are not necessarily indicative of the results expected for the full fiscal year or any other period.

There have been no changes to the Company’s significant accounting policies described in the 2023 Form 10-K that have had a material impact on these condensed consolidated financial statements and related notes.

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

The Company invests excess cash primarily in U.S. government and government agency bonds and money market funds, and began investing in U.S. treasury bills in 2024. The Company classifies all marketable securities that have stated maturities of three months or less from the date of purchase as cash equivalents, and those that have stated maturities of over three months as short-term investments on the Condensed Consolidated Balance Sheets. The Company determines the appropriate classification of investments in marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. Marketable securities that are held for resale are classified as "trading securities" and are measured at fair value with the related gains and losses, including unrealized, recognized in interest income (expense). Marketable securities not classified as held to maturity or as trading securities are classified as "available-for-sale securities" and the fair value option (“FVO”) was elected, for which related gains and losses, including unrealized gains and losses and interest, are recognized in interest income (expense). The FVO election allows the Company to account for the marketable securities at fair value, which is consistent with the manner in which the instruments are managed. For the three months ended March 31, 2024, the Company recorded $367 thousand of gains from fair value changes from FVO available-for-sale debt securities in interest income (expense) in the Condensed Consolidated Statements of Comprehensive Loss. There were no debt securities classified as available-for-sale in 2023.

Revenue

The following table presents the Company’s revenue disaggregated by category and source:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Commercial	$1,041	$825
Government contracts	5	5
Total revenue	$1,046	$830

Contract Balances

Accounts receivable are billed and unbilled amounts related to the Company’s rights to consideration as performance obligations are satisfied when the rights to payment become unconditional but for the passage of time. As of March 31, 2024 and December 31, 2023, the Company’s accounts receivable balances were comprised of $1.5 million and $2.3 million, respectively. The Company estimates losses on accounts receivable based on expected losses, including its historical experience of actual losses. Receivables are considered impaired and written-off when it is probable that all contractual payments due will not be collected in accordance with the terms of the agreement. As of March 31, 2024 and December 31, 2023, all accounts receivable balances were current and no allowances for doubtful accounts were recorded.

Contract liabilities relate to amounts billed in advance, or advance consideration received from customers, for which transfer of control of the good or service occurs at a later point in time. As of March 31, 2024 and December 31, 2023, the Company’s contract liabilities were $287 thousand and $297 thousand, respectively, and are recorded in deferred revenue in the Condensed Consolidated Balance Sheets.

Equity-Based Compensation

Measurement of equity-based compensation with employees is based on the estimated grant date fair value of the equity instruments issued. The fair value of stock options is determined using the Black-Scholes option pricing model. The fair value of restricted awards is based on the closing price of NextNav’s common stock on the date of grant. NextNav recognizes equity-based compensation on a straight-line basis over the requisite service period of the grant, which is generally equal to the vesting period. NextNav accounts for forfeitures as they occur.

The following details the amount of stock-based compensation included in cost of goods sold, research and development, and selling, general and administrative expenses:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Cost of goods sold	$73	$538
Research and development	1,508	1,600
Selling, general and administrative	2,663	1,728
Total stock-based compensation expense	$4,244	$3,866

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

 The determination of the diluted weighted average shares is included in the following calculation of EPS:

	Three Months Ended March 31,
	2024	2023
	(in thousands, except per share amounts)
Numerator
Net loss attributable to common stockholders	$(31,610)	$(16,349)

Denominator
Weighted average shares – basic and diluted	111,061	106,405
Basic and diluted loss per share	$(0.28)	$(0.15)

The following details anti-dilutive unvested restricted stock units and unvested restricted stock awards, as well as the anti-dilutive effects of the outstanding warrants and stock options:

	Three Months Ended March 31,
Antidilutive Shares Excluded	2024	2023
	(in thousands)
Warrants	44,268	18,750
Stock Options	4,702	3,740
Unvested Restricted Stock Units	5,844	3,949
Unvested Restricted Stock Awards	345	208

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company operates as one reporting unit. When testing goodwill for impairment, the Company may first perform an optional qualitative assessment. If the Company determines it is not more likely than not the reporting unit’s fair value is less than its carrying value, then no further analysis is necessary. If the Company determines that it is more likely than not that the fair value of its reporting unit is less than its carrying amount, then the quantitative impairment test will be performed. Under the quantitative impairment test, if the carrying amount of the Company’s reporting unit exceeds its fair value, the Company will recognize an impairment loss in an amount equal to that excess but limited to the total amount of goodwill. No goodwill impairment was recorded for the three months ended March 31, 2024 and for the year ended December 31, 2023. The following summarizes the Company's goodwill activities (in thousands):

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Beginning Balance	$17,977	$17,493
Changes in foreign exchange rates	(396)	328
Ending Balance	$17,581	$17,821

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

Non-controlling Interests

The non-controlling interest in the Company’s condensed consolidated financial statements represents the warrants for Nestwave, SAS (as subsequently renamed, “NextNav France”) shares that were owned by the selling shareholders of NextNav France. Holders of the warrants do not have the right to income or obligation to losses, and the Company did not attribute any net loss to the non-controlling interests for the three months ended March 31, 2024 and 2023.

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

Net transaction gains (losses) from foreign currency contracts recorded in the Condensed Consolidated Statements of Comprehensive Loss were immaterial for the three months ended March 31, 2024 and 2023. The only component of other comprehensive loss is currency translation adjustments for all periods presented. No income tax expense was allocated to the currency translation adjustments.

Recent Accounting Developments Not Yet Adopted

During the fourth quarter of 2023, the Financial Accounting Standards Board issued two Accounting Standards Updates (“ASUs”) that require additional disclosures related to reportable segments under ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”) and income taxes under ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-07 is effective for the Company's annual periods beginning January 1, 2024, and for interim periods beginning January 1, 2025, with early adoption permitted. It requires the Company to disclose information about significant expenses on an interim and annual basis for each reportable segment. ASU 2023-09 is effective for the Company's annual periods beginning January 1, 2026 with early adoption permitted, and requires the Company to disclose additional information on the rate reconciliation and income taxes paid. The Company is currently evaluating the potential effect that the updated standards will have on the financial statement disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

3. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2024	December 31, 2023
	(in thousands)
Accrued salary and other employee liabilities	$2,881	$3,913
Accrued legal and professional services	828	324
Accrued interest	2,333	583
Asset purchase agreement liability(1)	12,284	—
Other accrued liabilities	1,835	1,772
Total	$20,161	$6,592

(1)Refer to Note 5 to our condensed consolidated financial statements for the three months ended March 31, 2024 included elsewhere in this Quarterly Report on Form 10-Q for more information.

4. Intangibles

Intangible assets as of March 31, 2024 and December 31, 2023 consist of following (in thousands):

	March 31, 2024			December 31, 2023
	Gross Amount	Accumulated Amortization	Net Carrying Value	Gross Amount	Accumulated Amortization	Net Carrying Value
Indefinite-Lived intangible assets	$3,467	$—	$3,467	$3,467	$—	$3,467
Acquired Software	7,103	2,168	4,935	7,217	2,050	5,167
Acquired Technology	586	69	517	599	58	541
Internal Use Software	2,811	1,368	1,443	2,634	1,184	1,450
Total	$13,967	$3,605	$10,362	$13,917	$3,292	$10,625

The weighted average remaining useful lives of acquired software and acquired technology were 10.6 years as of March 31, 2024.

Amortization expense on intangibles assets was $0.3 million for each of the three months ended March 31, 2024 and 2023. Future amortization is expected as follows:

2024	$901
2025	1,073
2026	891
2027	527
2028 and thereafter	3,503
$6,895

5. Asset Purchase Agreement

On March 7, 2024, the Company and its wholly-owned subsidiary Progeny LMS, LLC entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Telesaurus Holdings GB and Skybridge Spectrum Foundation to acquire (1) certain Multilateration Location and Monitoring Service licenses (the “M-LMS Licenses”) issued by the Federal Communications Commission (“FCC”) and (2) rights to a petition for reconsideration, dated December 20, 2017, which, if granted, may reinstate additional M-LMS Licenses owned by the sellers and terminated by the FCC in 2017 (the "Transaction"). The closing (“Closing”) of the Transaction is subject to customary conditions as well as the approval of the Superior Court of the State of California, County of Alameda (“Alameda Court Approval”) and approval of the FCC of the application seeking the transfer and assignment of the M-LMS Licenses to the Company by final order (“FCC Approval”) and will occur upon the assignment of the M-LMS Licenses following the FCC Approval.

The consideration for the Transaction is payable as follows:

•       $2.5 million in cash consideration within 30 days of the Alameda Court Approval;

•     $7.5 million in shares of NextNav common stock on the earlier of the FCC Approval or, if no action has been taken by the FCC, November 15, 2024 (payable regardless of whether Closing occurs) (“First Noncash Consideration”); and

•       $20.0 million in shares of NextNav common stock within 30 days of the assignment of the M-LMS Licenses at Closing following the FCC Approval.

The Company subsequently received the Alameda Court Approval on March 28, 2024 and accrued the $2.5 million cash consideration payable in April 2024 as a current liability (within accrued expenses and other current liabilities in the condensed consolidated balance sheet as of March 31, 2024) and prepaid asset (within other current assets in the condensed consolidated balance sheet as of March 31, 2024). As of March 31, 2024, the Company recorded an additional current liability and prepaid asset of $9.8 million with respect to the fair value of shares expected to be issued (based on a 20-day volume weighted average price) equivalent to the $7.5 million First Noncash Consideration, as the payment obligation is upon passage of time and is not contingent. The Company accrues a loss contingency liability related to the nonrefundable prepayments if it is probable that the Transaction will be terminated or cancelled. As of March 31, 2024, management expects the Transaction to successfully complete, and no loss contingency liability was recorded.

The Asset Purchase Agreement provides for contingent consideration in the amount of $20 million, payable in shares of NextNav common stock. Payment is contingent upon the Closing and the FCC granting additional flexibility in the use of M-LMS spectrum, including the M-LMS spectrum covered by the M-LMS Licenses.

6. Equity Method Investment

As of March 31, 2024, the Company’s total ownership of MetCom Inc., a privately-owned Japanese joint stock company (kabushiki kaisha) (“MetCom”), consisted of 702,334 shares representing ownership of 14.8%. The Company provides licenses to its technology, infrastructure and subscriber equipment to MetCom to support MetCom’s efforts in commercializing terrestrial positioning technology (both TerraPoiNT and Pinnacle) in Japan. Due to the technological dependencies, the Company’s equity ownership and representation on MetCom’s board of directors, the Company has significant influence, but not controlling interest, over MetCom. The Company’s investment in MetCom is accounted for under the equity method. The basis difference in the Company’s cost basis and the basis reflected at the investee entity level is allocated to equity method goodwill and is not amortized. The Company recognized a loss of $40 thousand and $55 thousand in the three months ended March 31, 2024 and March 31, 2023, respectively, that is recorded in other income (expenses). The carrying value of the Company’s investment in MetCom was $665 thousand and $705 thousand as of March 31, 2024 and December 31, 2023, respectively, and is classified in other long-term assets. The Company had $28 thousand and $107 thousand in accounts receivable from MetCom as of March 31, 2024 and December 31, 2023, respectively.

The Company holds a warrant (the “MetCom Warrant”) issued by MetCom which entitles the Company to purchase additional shares at an exercise price of JPY10 per share, such that the Company may obtain an aggregate total of 33% of MetCom common stock on an “as-converted” basis. The MetCom Warrant is subject to certain vesting conditions which were not met as of March 31, 2024; therefore, the MetCom Warrant was not exercisable.

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

The following table presents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
	(in thousands)
March 31, 2024
Cash and Cash Equivalents - Money Market Funds	$117	$—	$—	$117
Cash and Cash Equivalents - Available-for-sale debt securities with fair value option election	—	70,242	—	70,242
Short term investments - Available-for-sale debt securities with fair value option election	—	5,922	—	5,922
Private Placement Warrants	—	—	17,761	17,761

December 31, 2023
Cash and Cash Equivalents - Money Market Funds	$127	$—	$—	$127
Cash and Cash Equivalents - Trading debt securities	—	79,425	—	79,425
Short term investments - Trading debt securities	—	3,954	—	3,954
Private Placement Warrants	$—	$—	$7,053	$7,053

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

Level 3 Liabilities

The Company engaged a third-party valuation firm to assist with the fair value analysis of the Private Placement Warrants (as defined below). The analysis used commonly accepted valuation methodologies and best practices to determine the fair value of the equity, in accordance with fair value standards and U.S. GAAP. For the Private Placement Warrants that were outstanding as of March 31, 2024 and December 31, 2023, NextNav used a Monte Carlo simulation model. The following table shows the assumptions used in each respective model:

	March 31, 2024	December 31, 2023
	Values	Values
Stock Price	$6.58	$4.45
Strike price	$11.50	$11.50
Holding Period/Term (years)	2.58	2.82
Volatility	85.50%	66.90%
Expected dividends	None	None
Risk-Free Rate	4.48%	4.05%
Fair value of warrants	$2.61	$0.91

The table below provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3).

Warrants:	(in thousands)
Balance as of December 31, 2023	$7,053
Fair value adjustment of Private Placement Warrants	13,176
Reclassification of warrant liability to Common Stock warrants	(2,468)
Balance as of March 31, 2024	$17,761

8. Long term debt, net

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

Under the NPA, the Lenders had the right, but not the obligation, to purchase additional Notes (the “Additional Notes” and, together with the Original Notes, the “Notes”), on a pro rata basis, in an aggregate principal amount of $20.0 million, to be exercisable within 30 days of the Initial Closing. Subsequent to the Initial Closing, on June 8, 2023, the note purchasers elected to purchase such Additional Notes in an aggregate principal amount of $20.0 million in senior secured notes due 2026. The Additional Notes were issued on July 6, 2023.  The terms and conditions of the Additional Notes are the same as the Original Notes.

In conjunction with the issuance of Original Notes, the Company issued 18,518,520 warrants (the “Initial Warrants”) at an exercise price of $2.16 per share and with the issuance of the Additional Notes on July 6, 2023, the Company issued 7,407,407 warrants (the “Additional Warrants,” and, together with the Initial Warrants, the “Debt Warrants”) at an exercise price of $2.16 per share to purchase Company’s common stock to the Lenders. The Company has the right to redeem for cash the applicable pro rata portion of any Debt Warrant on each of May 1, 2025, September 1, 2025 and December 1, 2025, in each case, at a redemption price of $0.01 per share of underlying common stock, where there exists both a Funding Shortfall (as defined in the Debt Warrants) and the market price of the underlying common stock, calculated in accordance with the provisions of the Debt Warrants, exceeds 130% of the exercise price of the Debt Warrants. The fair value of the Initial Warrants and the Additional Warrants was $14.6 million and $8.2 million, respectively, on the respective issuance date and was classified as debt discount. The fair value was determined based on no observable pricing inputs in the market and is categorized accordingly as Level 3 in the fair value hierarchy. The Company agreed to file a registration statement under the Securities Act of 1933, as amended (the “Securities Act”), registering the resale of the Debt Warrants and the shares of common stock underlying the Debt Warrants within 35 business days of the Initial Closing. The Company filed such registration statement with the SEC on June 23, 2023, which the SEC declared effective on June 29, 2023.

The carrying value of the Notes was $49.9 million as of March 31, 2024 net of debt discount of $20.1 million. Net amortization of the debt discount totaled $1.4 million for the three months ended March 31, 2024. The total estimated fair value of the Notes approximates the carrying value of the Notes as of March 31, 2024. The fair value was determined based on no observable pricing inputs in the market and is categorized accordingly as Level 3 in the fair value hierarchy.

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

As of March 31, 2024, the Company was in compliance with all of the applicable debt covenants described above.

9. Warrants and Warrant Liability

As of March 31, 2024, NextNav had 44,267,686 warrants outstanding, which includes: (a) 11,944,896 public warrants associated with Spartacus Acquisition Corp.’s (“Spartacus”) initial public offering (the “Public Warrants”), (b) 6,805,094 warrants issued to Spartacus in a private placement on the initial public offering closing date (the “Private Placement Warrants”) and (c) 25,517,696 warrants issued in connection with the Notes (the Debt Warrants, as further described in Note 8).

The Private Placement Warrants are classified as a liability on the Company’s Condensed Consolidated Balance Sheet as of March 31, 2024. During the three months ended March 31, 2024, 945,436 Private Placement Warrants were reclassified from liability to equity (Public Warrants). The terms included in the Private Warrants that initially precluded equity classification were no longer applicable. Accordingly, NextNav reclassified $2.5 million from warrant liability to additional paid-in capital in its Condensed Consolidated Balance Sheet.

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

10. Common Stock

As of March 31, 2024, NextNav had authorized the issuance of 600,000,000 shares of capital stock, par value, 0.0001 per share, consisting of (a) 500,000,000 shares of common stock and (b) 100,000,000 shares of undesignated preferred stock. As of March 31, 2024, NextNav had 112,712,136 shares of common stock issued and 112,582,924 shares of common stock outstanding.

11. Commitments and Contingencies

Litigation and Legal Matters

From time to time, the Company is party to litigation and other legal matters incidental to the conduct of its business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company accrues liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of March 31, 2024, the Company was not involved in any such matters, individually or in the aggregate, which management believes would have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.

12. Income Taxes

The Company computes its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pretax income or loss and adjusts the provision for discrete tax items recorded in the period. A valuation allowance has been established against the Company’s U.S. federal and state deferred tax assets, which results in an annualized effective tax rate for the Company’s U.S. operations of 0.0%. During Q2 of 2023 a valuation allowance was established against the Company’s French deferred tax asset. For the three months ended March 31, 2024, the Company recorded an income tax provision of $44 thousand related to foreign tax activity in India on a pretax loss of $31.6 million, resulting in an effective tax rate of (0.14)%. For the three months ended March 31, 2023, the Company recorded an income tax benefit of $13 thousand related to foreign tax activity on a pretax loss of $16.4 million, resulting in an effective tax rate of 0.08%. These effective tax rates differ from the U.S. federal statutory rate primarily due to the valuation allowance against the Company’s domestic and French deferred tax assets.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying quarterly unaudited condensed consolidated financial statements and our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”). Our 2023 Form 10-K includes additional information about our significant accounting policies, practices, and the transactions that underlie our financial results, as well as a detailed discussion of the most significant risks and uncertainties associated with our financial condition and operating results. In addition to historical financial information, some of the information contained in the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Actual results and outcomes could differ materially for a variety of reasons. You should review “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this Quarterly Report on Form 10-Q, as well as Item 1A, “Risk Factors” in our 2023 Form 10-K, as well as those otherwise described or updated from time to time in our other filings with the SEC, for a discussion of important factors that could cause our actual results to differ materially from the results described or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are the market leader in delivering resilient, next generation positioning, navigation and timing (“PNT”) solutions designed to complement and back up existing Global Positioning System (“GPS”) and Global Navigation Satellite Systems (“GNSS”) by addressing the limitations and vulnerabilities inherent in space-based systems. Our complementary PNT solutions are built on a deep asset base, which we are evolving to utilize 5G New Radio (“5G NR”) technologies. We expect NextGen, the evolution of our technology platform to 5G NR, to significantly improve the efficiency and flexibility of our operations, technically enabling the delivery of high-quality PNT based on a 5G broadband deployment.  Since the inception of NextNav, LLC in 2007, we have secured valuable Federal Communications Commission (“FCC”) licenses for a contiguous 8 MHz band of Lower 900 MHz spectrum covering over 90% of the U.S. population, subject to appropriate regulatory approvals have signed an agreement to acquire licenses for an additional 4MHz of Lower 900MHz spectrum, been granted more than 190 patents related to our systems and services, and standardized our TerraPoiNT technology in 3GPP, the global telecommunications standards-setting body.

 On April 16, 2024 we petitioned the Federal Communications Commission (the “FCC”) to commence a rule making to update the Lower 900MHz band plan to allow the Company to utilize a 15MHz nationwide configuration for both PNT and 5G broadband. The Company believes that modernizing the Lower 900 MHz Band will simultaneously enable a high-performing terrestrial PNT network to complement and back up GPS, a critical national security imperative, and add 5G mobile broadband capacity, a substantial public interest benefit.  NextNav’s NextGen technology will allow one or more partners to integrate our Lower 900MHz spectrum into their 5G networks, while NextNav implements, operates and manages additional PNT-optimized infrastructure over the 5G network.

We currently deliver differentiated PNT solutions through our network-based Pinnacle and TerraPoiNT solutions. Our Pinnacle service provides accurate altitude to any device with a barometric pressure sensor, including most off-the-shelf smartphones., We launched our Pinnacle network in partnership with AT&T Services, Inc. (“AT&T”) for FirstNet®, the nationwide, interoperable public safety broadband network, and our network covers over 90% of commercial structures over three stories in the U.S. In addition to public safety applications and FirstNet®, our network is being used for enhanced 911 (“E911”) by Verizon Communications, Inc. (“Verizon”), and a growing set of devices operating on the remaining national cellular network providers.  Our Pinnacle network is also an important component of our PNT resiliency services, and is being evaluated as a persistent PNT characterization platform.

Our TerraPoiNT systems is a terrestrially-based network designed to address the limitations and vulnerabilities inherent in space-based PNT systems, and our NextGen technology, through the adoption of 5G NR, will simultaneously support both PNT and 5G broadband capabilities.  Space-based PNT systems transmit a faint, unencrypted signal, which is often unavailable indoors, distorted in urban areas, and vulnerable to both jamming and spoofing. TerraPoiNT and its NextGen evolution overcome these limitations through the terrestrial transmission of a PNT signal on licensed Lower 900 MHz spectrum. Unlike space-based signals, the TerraPoiNT and NextGen signals can be reliably received indoors and in urban areas, are difficult to jam or spoof, and can support robust authentication. TerraPoiNT and NextGen signals can embed Pinnacle information to provide a full 3D PNT solution, and can be configured to provide NIST timing distribution services. Because our NextGen technology will be built on 5G NR, we expect significantly increased geographic coverage, more rapid network availability and expanded device availability for PNT services when combined with one or more 5G broadband partners’ networks.  We believe that these capabilities are an essential complement and backup in the event of GPS disruptions, and are a critical need due to the economy’s reliance on GPS for location and precision timing. GPS resiliency is increasingly a U.S. national security priority, and is rising in priority in the European Union, non-European Union countries in Eastern Europe and in other parts of the world due to both the demonstrated vulnerability and lack of local control of space-based signals and systems, highlighted by recent events in Ukraine, the Middle East and elsewhere. Critical infrastructure, including communications networks and power grids, require a reliable GPS signal for accurate timing. A failure of GPS could be catastrophic, and there is no comprehensive, terrestrial backup that is widely deployed today.

Simultaneously, demand for wireless data services continues to grow. The backbone of wireless data services, electromagnetic spectrum, is a finite resource. Our spectrum licenses in the Lower 900 MHz band are referred to as “low-band spectrum”. There is a finite amount of low-band spectrum available, and it has favorable coverage characteristics compared to higher frequencies, including the ability to provide services indoors and at greater distances. These characteristics result in its ability to be used for coverage and to be deployed more economically, with higher-frequency spectrum often used to provide additional capacity in targeted locations. Our transition to 5G NR as the basis for our PNT services will provide a technical capability for simultaneous broadband data in our band, in addition to our PNT services, and, subject to appropriate regulatory approvals, may allow us to utilize our spectrum to help meet the continued, growing demand for wireless data capacity while making more efficient use of our Lower 900MHz spectrum licenses.

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

On October 31, 2022, we acquired Nestwave, SAS, a French société par actions simplifiée (as subsequently renamed, “NextNav France”), a privately held global leader in low-power geolocation, and completed integrating the NextNav France team into our existing engineering and technology organization during 2023. NextNav France provides advanced geolocation solutions to IOT modem and digital signal processor vendors and end IOT users. We believe that the combination of our technology with NextNav France’s LTE/5G capabilities will assist us in evolving our system to align with 5G NR.

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

Results of Operations

The following table sets forth our statements of operations for the periods indicated:

	Three months ended March 31,
	2024	2023
	(in thousands)
Revenue	$1,046	$830
Operating expense:
Cost of goods sold (1)	2,761	3,023
Research and development (1)	4,670	4,578
Selling, general and administrative (1)	8,446	6,054
Depreciation and amortization	1,319	1,125
Total operating expenses	17,196	14,780
Operating loss	(16,150)	(13,950)
Interest income (expense)	(2,168)	469
Other expense	(13,248)	(2,881)
Loss before income taxes	(31,566)	(16,362)
Benefit (Provision) for income taxes	(44)	13
Net loss	$(31,610)	$(16,349)

(1)

Cost of goods sold, research and development, and selling, general and administrative expense for the periods do not include depreciation and amortization, which is presented separately in the Condensed Consolidated Statements of Comprehensive Loss, but include stock-based compensation as follows:

	Three months ended March 31,
	2024	2023
	(in thousands)
Cost of goods sold	$73	$538
Research and development	1,508	1,600
Selling, general and administrative	2,663	1,728
Total stock-based compensation expense	$4,244	$3,866

Comparison of the Three Months Ended March 31, 2024 and 2023

Revenue

	Three months ended March 31,
	2024	2023	$ Change	% Change
	(in thousands)
Revenue	$1,046	$830	$216	26.0%

Revenue increased by $0.2 million, or 26.0%, to $1.0 million for the three months ended March 31, 2024 from $0.8 million for the three months ended March 31, 2023. The increase was driven by an increase in recurring service revenue from technology and services contracts with commercial customers. For the three months ended March 31, 2024, one customer accounted for 75% of total revenue and another customer accounted for 14% of total revenue. For the three months ended March 31, 2023, one customer accounted for 86% of total revenue.

Operating Expense

Cost of Goods Sold (COGS)

	Three months ended March 31,
	2024	2023	$ Change	% Change
	(in thousands)
COGS	$2,761	$3,023	$(262)	(8.7)%

COGS decreased by $0.3 million, or 8.7%, to $2.8 million for the three months ended March 31, 2024 from $3.0 million for the three months ended March 31, 2023. The decrease was primarily driven by a $0.5 million decrease in stock-based compensation, and a $0.1 million decrease in outside consulting expenses. The decreases were partially offset by a $0.2 million increase in site rent expense due to deployment of new sites after the first quarter of 2023, and a $0.1 million increase in payroll-related expenses.

Research and Development

	Three months ended March 31,
	2024	2023	$ Change	% Change
	(in thousands)
Research and development	$4,670	$4,578	$92	2.0%

Research and development expenses increased by $0.1 million, or 2.0%, to $4.7 million for the three months ended March 31, 2024 from $4.6 million for the three months ended March 31, 2023. The increase was primarily driven by a $0.4 million increase in payroll-related expenses driven by headcount. The increases were partially offset by a $0.1 million decrease in software license expenses, a $0.1 million decrease in outside consulting expenses, and $0.1 million decrease in stock-based compensation.

Selling, General and Administrative

	Three months ended March 31,
	2024	2023	$ Change	% Change
	(in thousands)
Selling, general and administrative	$8,446	$6,054	$2,392	39.5%

Selling, general and administrative expenses increased by $2.4 million, or 39.5%, to $8.4 million for the three months ended March 31, 2024 from $6.1 million for the three months ended March 31, 2023. The increase was primarily driven by a $1.1 million increase in payroll-related expenses driven by headcount, a $0.9 million increase in stock-based compensation, a $0.4 million increase in professional services, a $0.1 million increase in outside consulting expenses, and a $0.1 million increase in other operational expenses. The increases were partially offset by a $0.2 million decrease in directors’ and officers’ insurance, and a $0.1 million decrease in marketing and recruiting cost.

Depreciation and Amortization

	Three months ended March 31,
	2024	2023	$ Change	% Change
	(in thousands)
Depreciation and amortization	$1,319	$1,125	$194	17.2%

Depreciation and amortization expenses increased by $0.2 million, or 17%, to $1.3 million for the three months ended March 31, 2024 from $1.1 million for the three months ended March 31, 2023. The increase in depreciation and amortization expense is primarily attributable to placing TerraPoiNT network assets in service after the first quarter of 2023.

Interest Income (Expense)

	Three months ended March 31,
	2024	2023	$ Change	% Change
	(in thousands)
Interest income (expense)	$(2,168)	$469	$(2,637)	(562.3)%

Interest expense for the three months ended March 31, 2024 was $3.2 million whereas interest income was $1.0 million resulting in net interest expense of $2.2 million for the three months ended March 31, 2024 compared with interest income of $0.5 million for the three months ended March 31, 2023. The increase in interest expense was due to interest and amortization of debt discounts on our senior secured notes issued during second and third quarters of 2023.

Other Expense

	Three months ended March 31,
	2024	2023	$ Change	% Change
	(in thousands)
Other expense	$(13,248)	$(2,881)	$(10,367)	359.8%

Other expense was $13.2 million for the three months ended March 31, 2024 compared with other expense of $2.9 million for the three months ended March 31, 2023. The change was primarily driven by the change in the fair value of warrants.

Liquidity and Capital Resources

We have incurred losses since our inception and to date have generated only limited revenue. We have primarily relied upon debt and equity financings to fund our cash requirements. During the three months ended March 31, 2024 and 2023, we incurred net losses of $31.6 million and $16.3 million, respectively. During the three months ended March 31, 2024, our net cash used in operating activities and investing activities was $7.0 million and $2.1 million, respectively. During the three months ended March 31, 2023, our net cash used in operating activities and investing activities was $7.4 million and $4.0 million, respectively. As of March 31, 2024, we had cash and cash equivalents and marketable securities of $79.2 million and an accumulated deficit of $791.8 million. We expect to incur additional losses and higher operating expenses for the foreseeable future. Our primary use of cash is to fund our operations as we continue to grow our business. We will require a significant amount of cash for expenditures as we invest in ongoing research and development and our PNT networks.

Managing liquidity and our cash position is a priority of ours. We continually work to optimize our expenses in light of the growth of our business, and adapt to changes in the economic environment. We believe that our cash and cash equivalents and marketable securities as of March 31, 2024 will be sufficient to meet our working capital and capital expenditure needs, including all contractual commitments, beyond the next 12 months from the filing of this Quarterly Report on Form 10-Q. We believe we will meet longer term expected future cash requirements and obligations through a combination of our existing cash and cash equivalents balances and marketable securities, cash flows from operations, and issuance of equity securities or debt offerings.  However, this determination is based upon internal financial projections and is subject to changes in market and business conditions.

In 2023, we issued $70.0 million in aggregate principal amount of senior secured notes with a fixed interest rate of 10% to the lenders thereto. Such notes will mature on December 1, 2026 with interest payable semi-annually in arrears on June 1 and December 1 of each year. We may elect, at our sole discretion, to pay up to 50% of the accrued and unpaid interest on the senior secured notes due with our common stock. Refer to Note 8 to our condensed consolidated financial statements for the three months ended March 31, 2024 included elsewhere in this Quarterly Report on Form 10-Q. Since the end of first quarter and as of May 03, 2024, 7.7 million of Debt Warrants were exercised for an aggregate of $16.6 million in cash.

Cash Flows

The following table summarizes our cash flows for the period indicated:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(6,985)	$(7,427)
Net cash (used in) provided by investing activities	(2,113)	4,016
Net cash provided by (used in) financing activities	516	(1)

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

Net cash used in operating activities during the three months ended March 31, 2024 was $7.0 million, resulting primarily from a net loss of $31.6 million adjusted for non-cash charges of $4.2 million for stock-based compensation, non-cash expense of $13.2 million for change in the fair value of warrant liability, $1.3 million for depreciation and amortization, and $1.4 million for amortization of debt discount. Additionally, there was a net increase in operating liabilities of $4.4 million.

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

Cash Flows from Investing Activities

Net cash used by investing activities during the three months ended March 31, 2024 was $2.1 million, representing the purchase of marketable securities, net of sale and maturity of marketable securities, and cash used for property and equipment primarily related to the deployment of TerraPoiNT network and internal use software.

Net cash provided by investing activities during the three months ended March 31, 2023 was $4.0 million, representing proceeds from the sale and maturity of marketable securities, partially offset by cash used for property and equipment primarily related to the deployment of the Pinnacle and TerraPoiNT network and internal use software.

Cash Flows from Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2024 was $0.5 million, primarily reflecting cash proceeds from exercise of common stock options.

Net cash used in financing activities during the three months ended March 31, 2023 was $1 thousand primarily reflecting repayment of debt partially offset by cash proceeds from exercise of common stock options.

Critical Accounting Policies and Significant Management Estimates

For a discussion of our critical accounting policies and estimates, please refer to Item 7 under Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Form 10-K and Note 2 to our condensed consolidated financial statements for the three months ended March 31, 2024 included elsewhere in this Quarterly Report on Form 10-Q .

Recently Issued and Adopted Accounting Standards

For information regarding new accounting pronouncements, and the impact of these pronouncements on our condensed consolidated financial statements, refer to Note 2 to our condensed consolidated financial statements for the three months ended March 31, 2024 included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risks from those disclosed in Part II, Item 7A of the 2023 Form 10-K.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

You should carefully consider all of the information included in this Quarterly Report on Form 10-Q before you decide whether to invest in our securities. Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023 filed with SEC on March 13, 2024, as well as those otherwise described or updated from time to time in our other filings with the SEC. You should consult your own financial and legal advisors as to the risks entailed by an investment in our securities and the suitability of investing in our securities in light of your particular circumstances.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

None.

(b) Use of Proceeds from Sale of Registered Equity Securities

None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Plans

On March 21, 2024, a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K) intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), adopted by David Knutson, former Senior Vice President of Network Operations and Deployment , was terminated pursuant to the terms and conditions of such plan. This plan was adopted on June 22, 2023. The plan was adopted to facilitate the sale by David Knutson of 210,386 shares of our common stock owned by David Knutson.

 No other officers (as defined in Rule 16a-1(f) of the Exchange Act) or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K) during the fiscal quarter ended March 31, 2024.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Exhibit Number	Description
3.1*	Amended and Restated Certificate of Incorporation of NextNav Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed by NextNav Inc. on November 2, 2021).
3.2*	Bylaws of NextNav Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by NextNav Inc. on October 28, 2021).
10.1#	Asset Purchase Agreement, dated March 7, 2024, by and among NextNav Inc., Progeny LMS, LLC, Telesaurus Holdings GB LLC and Skybridge Spectrum Foundation.
10.2#	Resale Registration Rights Agreement, dated March 7, 2024, by and between NextNav Inc. and Telesaurus Holdings GB LLC.
10.3+	Confidential Separation and General Release Agreement, dated March 11, 2024 , by and between NextNav Inc. and David Knutson.
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer & Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed previously.

**	Furnished herewith.

#	Certain schedules and exhibits have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The Company will furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

+	Indicates management contract or compensatory arrangement.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXTNAV INC.

Date: May 8, 2024	By:	/s/ Christian D. Gates
	Name:	Christian D. Gates
	Title:	Chief Financial Officer and Principal Financial Officer

Date: May 8, 2024	By:	/s/ Sammaad R. Shams
	Name:	Sammaad R. Shams
	Title:	Chief Accounting Officer and Principal Accounting Officer

