Form 10-Q
period 2024-06-30
NEXTNAV INC.
filed 2024-08-07
CIK 1865631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 001-40985

NextNav Inc.

(Exact name of registrant as specified in its charter)

Delaware	87-0854654
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11911 Freedom Dr., Ste. 200 Reston, VA	state20190
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (800) 775-0982

1775 Tysons Blvd.,5th Floor

McLean, Virginia 22102

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

There were 126,320,101 shares of the registrant’s common stock outstanding as of August 2, 2024.

NEXTNAV INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2024

Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “NextNav,” the “Company,” “we,” “us,” and “our” include NextNav Inc. and its subsidiaries.

i

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include, but are not limited to, statements regarding our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future, projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, and are not guarantees of future performance. The words “may,” “anticipate,” “believe,” “expect,” “intend,” “might,” “plan,” “possible,” “potential,” “aim,” “strive,” “predict,” “project,” “should,” “could,” “would,” “will” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. These statements may relate to, but are not limited to: expectations regarding our strategies and future financial performance, including future business plans or objectives, expected functionality of our geolocation services, anticipated timing and level of deployment of our services, including our TerraPoiNT and NextGen systems, anticipated demand and acceptance of our services, prospective performance and commercial opportunities and competitors, the timing of obtaining regulatory approvals, the achievement of certain Federal Communications Commission (“FCC”) related milestones and FCC approvals, including with respect to that certain Asset Purchase Agreement (as defined below) to acquire certain Multilateration Location and Monitoring Service licenses, and the Company’s petition for rulemaking (as defined below) filed with the FCC , ability to finance our research and development activities, commercial partnership acquisition and retention, products and services, pricing, marketing plans, operating expenses, market trends, revenue, liquidity, cash flows and uses of cash, capital expenditures, and our ability to invest in growth initiatives; our ability to evolve our technology to be compatible with 5G NR (as defined below), and realize the technical benefits of such proposed evolution; our ability to realize the anticipated technical and business benefits associated with the acquisition of NextNav France (as defined below), and any subsequent mergers, acquisitions, or other similar transactions, which may be affected by, among other things, competition, and the ability of the combined business to grow and manage growth profitably; factors relating to our future operations, projected capital resources and financial position, estimated revenue and losses, projected costs and capital expenditures, prospects and plans, including the potential increase in customers on our Pinnacle network, the expansion of our services in Japan through MetCom (as defined below), and expectations about other international markets; our belief that continuing integration of our Pinnacle service into devices and applications will support revenue growth over the coming year; projections of market growth and size, including the level of market acceptance for our services; our ability to adequately protect key intellectual property rights or proprietary technology; our ability to maintain our Location and Monitoring Service (“LMS”) licenses and obtain additional LMS licenses as necessary; our ability to maintain adequate operational financial resources or raise additional capital or generate sufficient cash flows, including the adequacy of our financial resources to meet our operational and working capital requirements for the 12-month period following the issuance of this report and our ability to meet longer term expected future cash requirements and obligations; our ability to develop and maintain effective internal controls; our success in recruiting and/or retaining officers, key employees or directors; expansion plans and opportunities; costs related to being a public company; our ability to maintain the listing of our securities on Nasdaq; macroeconomic factors and their effects on our operations; and the outcome of any known and unknown litigation and regulatory proceedings, as well as assumptions relating to the foregoing.

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NextNav Inc.

CONDENSED Consolidated Balance Sheets

(IN THOUSANDS, EXCEPT SHARE DATA)

	June 30, 2024 (unaudited)	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$62,973	$81,878
Short term investments	23,352	3,954
Accounts receivable	2,248	2,332
Other current assets	15,588	3,056
Total current assets	$104,161	$91,220
Network under construction	1,677	1,676
Property and equipment, net of accumulated depreciation of $11,718 and $9,724 at June 30, 2024 and December 31, 2023, respectively	17,937	19,885
Operating lease right-of-use assets	19,497	19,267
Goodwill	17,450	17,977
Intangible assets	10,137	10,625
Other assets	1,476	1,508
Total assets	$172,335	$162,158

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,145	$391
Accrued expenses and other current liabilities	13,784	6,592
Operating lease current liabilities	2,428	2,523
Deferred revenue	215	297
Total current liabilities	$17,572	$9,803
Warrants	21,943	7,053
Operating lease noncurrent liabilities	15,990	15,145
Other long-term liabilities	1,584	1,614
Long term debt, net of debt issuance cost and discount	51,397	48,447
Total liabilities	$108,486	$82,062

Stockholders’ equity:
Common stock, authorized 500,000,000 shares; 124,049,855 and 111,261,434 shares issued and 123,917,627 and 111,132,222 shares outstanding at June 30, 2024 and December 31, 2023, respectively	14	12
Additional paid-in capital	879,258	837,416
Accumulated other comprehensive income	1,497	2,198
Accumulated deficit	(816,227)	(760,227)
Common stock in treasury, at cost; 132,228 and 129,212 shares at June 30, 2024 and December 31, 2023, respectively	(693)	(665)
Total stockholders’ equity	$63,849	$78,734
Non-controlling interests	—	1,362
Total liabilities and stockholders’ equity	$172,335	$162,158

See accompanying notes.

NextNav INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$1,105	$800	$2,151	$1,630
Operating expenses:
Cost of goods sold (exclusive of depreciation and amortization)	2,924	3,142	5,685	6,165
Research and development	4,110	4,994	8,780	9,572
Selling, general and administrative	8,108	6,516	16,554	12,570
Depreciation and amortization	1,295	1,178	2,613	2,303
Total operating expenses	$16,437	$15,830	$33,632	$30,610
Operating loss	$(15,332)	$(15,030)	$(31,481)	$(28,980)
Other income (expense):
Interest income (expense)	(2,320)	(343)	(4,489)	126
Change in fair value of warrants	(8,490)	(263)	(21,666)	(3,063)
Other income (loss), net	1,820	14	1,748	(67)
Loss before income taxes	$(24,322)	$(15,622)	$(55,888)	$(31,984)
Provision for income taxes	(68)	(148)	(112)	(135)
Net loss	$(24,390)	$(15,770)	$(56,000)	$(32,119)
Foreign currency translation adjustment	(179)	20	(701)	452
Comprehensive loss	$(24,569)	$(15,750)	$(56,701)	$(31,667)
Net loss	(24,390)	(15,770)	(56,000)	(32,119)
Net loss attributable to common stockholders	$(24,390)	$(15,770)	$(56,000)	$(32,119)
Weighted average of shares outstanding – basic and diluted	115,210	106,749	119,359	106,951
Net loss attributable to common stockholders per share - basic and diluted	$(0.21)	$(0.15)	$(0.47)	$(0.30)

See accompanying notes.

NEXTNAV INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE DATA)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury stock,	Stockholders’ (Deficit)	Non- controlling	Total
	Shares	Value	Capital	Deficit	Income	at cost	Equity	interests	Equity
Balance, December 31, 2023	111,132,222	$12	$837,416	$(760,227)	$2,198	$(665)	$78,734	$1,362	$80,096
Vesting of RSUs	1,226,498	—	—	—	—	—	—	—	—
Issuance of RSAs	38,130	—	—	—	—	—	—	—	—
Exercise of common stock options	186,074	—	544	—	—	—	544	—	544
Reclassification of warrant liability to Common Stock warrants	—	—	2,468	—	—	—	2,468	—	2,468
Stock-based compensation expense	—	—	6,293	—	—	—	6,293	—	6,293
Net loss	—	—	—	(31,610)	—	—	(31,610)	—	(31,610)
Foreign currency translation adjustment	—	—	—	—	(522)	—	(522)	—	(522)
Balance, March 31, 2024	112,582,924	$12	$846,721	$(791,837)	$1,676	$(665)	$55,907	$1,362	$57,269
Vesting of RSUs	294,589	1	—	—	—	—	1	—	1
Issuance of RSAs	231,323	—	—	—	—	—	—	—	—
Exercise of common stock options	438,118	—	1,106	—	—	—	1,106	—	1,106
Reclassification of warrant liability to Common Stock warrants	—	—	4,308	—	—	—	4,308	—	4,308
Stock-based compensation expense	—	—	2,792	—	—	—	2,792	—	2,792
Exercise of common warrants	9,738,930	1	21,035	—	—	—	21,036	—	21,036
Interest payment through issuance of shares of Common Stock	237,722	—	1,867	—	—	—	1,867	—	1,867
Redemption of non-controlling interests	397,037	—	1,429	—	—	—	1,429	(1,362)	67
Shares of Common Stock received from settlement of employee receivables	(3,016)	—	—	—	—	(28)	(28)	—	(28)
Net loss	—	—	—	(24,390)	—	—	(24,390)	—	(24,390)
Foreign currency translation adjustment	—	—	—	—	(179)	—	(179)	—	(179)
Balance, June 30, 2024	123,917,627	$14	$879,258	$(816,227)	$1,497	$(693)	$63,849	$—	$63,849

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

 NextNav INC.

CONDENSED Consolidated Statements of Cash Flows

(UNAUDITED)

(IN THOUSANDS)

	Six Months Ended June 30,
	2024	2023
Operating activities
Net loss	$(56,000)	$(32,119)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,613	2,303
Equity-based compensation	7,896	8,236
Change in fair value of warranty liability	21,666	3,063
Change in fair value of asset purchase agreement liability	(1,878)	—
Realized and unrealized gain on short term investments	(254)	(191)
Equity method investment loss	81	86
Asset retirement obligation accretion	32	33
Amortization of debt discount	2,950	480
Changes in operating assets and liabilities:
Accounts receivable	84	338
Other current assets	24	655
Other assets	(53)	75
Accounts payable	754	(140)
Deferred revenue	(82)	(31)
Accrued expenses and other liabilities	2,365	1,054
Operating lease right-of-use assets and liabilities	523	239
Net cash used in operating activities	$(19,279)	$(15,919)

Investing activities
Capitalization of costs and purchases of network assets, property, and equipment	(181)	(2,333)
Purchase of marketable securities	(26,144)	(30,534)
Sale and maturity of marketable securities	7,000	6,713
Payment for asset purchase agreement liability	(2,732)	—
Purchase of internal use software	(262)	(505)
Net cash used in investing activities	$(22,319)	$(26,659)

Financing activities
Proceeds from senior secured notes	—	50,000
Payments towards debt issuance cost	—	(1,838)
Payments towards debt	(55)	(55)
Proceeds from exercise of common warrants	21,036	—
Redemption of non-controlling interests	40	—
Proceeds from exercise of common stock options	1,650	39
Net cash provided by financing activities	$22,671	$48,146
Effect of exchange rates on cash and cash equivalents	22	(14)
Net (decrease) increase in cash and cash equivalents	(18,905)	5,554
Cash and cash equivalents at beginning of period	81,878	47,230
Cash and cash equivalents at end of period	$62,973	$52,784

Non-cash investing and financing information
Capital expenditure included in Accrued expenses and other current liabilities	$156	$225
Issuance of warrants	$—	$14,598
Interest paid in shares of Common Stock	$1,867	$—

See accompanying notes.

NextNav INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the six months ended June 30, 2024

1. Organization and Business

Principal Business

NextNav Inc. and its consolidated subsidiaries (collectively “NextNav” or the “Company”) deliver next generation positioning, navigation and timing (“PNT”) solutions designed to enable a high-quality, terrestrial complement and backup to the U.S. Global Positioning System (“GPS”).  NextNav’s solutions are built on a robust asset platform, including 8MHz of nearly nationwide wireless spectrum in the Lower 900MHz band, intellectual property and deployed network systems.  The Company, subject to appropriate regulatory approvals, has signed an agreement to acquire licenses for an additional 4MHz of spectrum in the Lower 900MHz band.  Additionally, on April 16, 2024, NextNav filed a petition for rulemaking with the Federal Communications Commission (“FCC”)  to update the Lower 900MHz band plan to utilize a 15MHz nationwide configuration for both PNT and 5G broadband.  The Company’s Pinnacle system provides “floor-level” altitude service to any device with a barometric pressure sensor, including most off-the-shelf smartphones. The Company’s TerraPoiNT and NextGen systems are designed to overcome the limitations inherent in the space-based systems through a network of wide area terrestrial location transmitters that broadcast a PNT signal over the Company’s licensed spectrum, with NextGen intended to utilize standards-based 5G broadband technologies.

Since its inception, NextNav has incurred recurring losses and generated negative cash flows from operations and has primarily relied upon debt and equity financings to fund its cash requirements. During the six months ended June 30, 2024 and 2023, the Company incurred net losses of $56.0 million and $32.1 million, respectively. During the six months ended June 30, 2024 and 2023, net cash used in operating activities was $19.3 million and $15.9 million, respectively. As of June 30, 2024, cash and cash equivalents and marketable securities was $86.3 million.  The Company’s primary use of cash is to fund operations as NextNav continues to grow. The Company expects to incur additional losses and higher operating expenses for the foreseeable future, specifically as NextNav invests in ongoing research and development and its PNT networks.

Managing liquidity and the Company’s cash position is a priority of the Company. The Company continually works to optimize its expenses in light of the growth of its business and adapt to changes in the economic environment. The Company believes that its cash and cash equivalents and marketable securities as of June 30, 2024 will be sufficient to meet its working capital and capital expenditure needs, including all contractual commitments, beyond the next 12 months from the filing of this Quarterly Report on Form 10-Q. The Company believes it will meet longer term expected future cash requirements and obligations through a combination of its existing cash and cash equivalents balances and marketable securities, cash flows from operations, and issuance of equity securities or debt offerings. However, this determination is based upon internal financial projections and is subject to changes in market and business conditions.

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in these condensed consolidated financial statements.

Unaudited Interim Financial Information

The condensed consolidated financial statements as of June 30, 2024 are unaudited. These interim financial statements of NextNav have been prepared in accordance with U.S. General Accepted Accounting Principles (“GAAP”) and SEC instructions for interim financial information and should be read in conjunction with NextNav’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”), which the Company filed with the SEC on March 13, 2024.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and reflect, in management’s opinion, all adjustments of a normal, recurring nature that are necessary for the fair statement of the Company’s financial position as of June 30, 2024, results of operations for the three and six months ended June 30, 2024 and 2023, and changes in stockholders’ equity and cash flows for the six months ended June 30, 2024 and 2023, but are not necessarily indicative of the results expected for the full fiscal year or any other period.

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

The Company invests excess cash primarily in U.S. treasury bills, U.S. government and government agency bonds, and money market funds. The Company classifies all marketable securities that have stated maturities of three months or less from the date of purchase as cash equivalents, and those that have stated maturities of over three months as short-term investments on the Condensed Consolidated Balance Sheets. The Company determines the appropriate classification of investments in marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. Marketable securities that are held for resale are classified as "trading securities" and are measured at fair value with the related gains and losses, including unrealized, recognized in interest income (expense). Marketable securities not classified as held to maturity or as trading securities are classified as "available-for-sale securities" and the fair value option (“FVO”) was elected, for which related gains and losses, including unrealized gains and losses and interest, are recognized in interest income (expense). The FVO election allows the Company to account for the marketable securities at fair value, which is consistent with the manner in which the instruments are managed. For the six months ended June 30, 2024, the Company recorded $439 thousand of gains from fair value changes from FVO available-for-sale debt securities in interest income (expense) in the Condensed Consolidated Statements of Comprehensive Loss. There were no debt securities classified as available-for-sale in 2023.

Revenue

The following table presents the Company’s revenue disaggregated by category and source:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Commercial	$1,100	$795	$2,141	$1,620
Government contracts	5	5	10	10
Total revenue	$1,105	$800	$2,151	$1,630

Contract Balances

Accounts receivable are billed and unbilled amounts related to the Company’s rights to consideration as performance obligations are satisfied when the rights to payment become unconditional but for the passage of time. As of June 30, 2024 and December 31, 2023, the Company’s accounts receivable balances were comprised of $2.2 million and $2.3 million, respectively. The Company estimates losses on accounts receivable based on expected losses, including its historical experience of actual losses. Receivables are considered impaired and written-off when it is probable that all contractual payments due will not be collected in accordance with the terms of the agreement. As of June 30, 2024 and December 31, 2023, all accounts receivable balances were current and no allowances for doubtful accounts were recorded.

Contract liabilities relate to amounts billed in advance, or advance consideration received from customers, for which transfer of control of the good or service occurs at a later point in time. As of June 30, 2024 and December 31, 2023, the Company’s contract liabilities were $215 thousand and $297 thousand, respectively, and are recorded in deferred revenue in the Condensed Consolidated Balance Sheets.

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

The following details the amount of stock-based compensation included in cost of goods sold, research and development, and selling, general and administrative expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Cost of goods sold	$109	$606	$183	$1,144
Research and development	1,132	1,758	2,640	3,358
Selling, general and administrative	2,410	2,006	5,073	3,734
Total stock-based compensation expense	$3,651	$4,370	$7,896	$8,236

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

 The determination of the diluted weighted average shares is included in the following calculation of EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Numerator
Net loss attributable to common stockholders	$(24,390)	$(15,770)	$(56,000)	$(32,119)

Denominator
Weighted average shares – basic and diluted	115,210	106,749	119,359	106,951
Basic and diluted loss per share	$(0.21)	$(0.15)	$(0.47)	$(0.30)

The following details anti-dilutive unvested restricted stock units and unvested restricted stock awards, as well as the anti-dilutive effects of the outstanding warrants and stock options:

	Three Months Ended June 30,		Six Months Ended June 30,
Antidilutive Shares Excluded	2024	2023	2024	2023
	(in thousands)		(in thousands)
Warrants	34,529	18,750	34,529	18,750
Stock Options	4,484	3,769	4,484	3,769
Unvested Restricted Stock Units	5,539	3,400	5,539	3,400
Unvested Restricted Stock Awards	231	334	231	334

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company operates as one reporting unit. When testing goodwill for impairment, the Company may first perform an optional qualitative assessment. If the Company determines it is not more likely than not the reporting unit’s fair value is less than its carrying value, then no further analysis is necessary. If the Company determines that it is more likely than not that the fair value of its reporting unit is less than its carrying amount, then the quantitative impairment test will be performed. Under the quantitative impairment test, if the carrying amount of the Company’s reporting unit exceeds its fair value, the Company will recognize an impairment loss in an amount equal to that excess but limited to the total amount of goodwill. No goodwill impairment was recorded for the three and six months ended June 30, 2024 and for the year ended December 31, 2023. The following summarizes the Company's goodwill activities:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Beginning Balance	$17,977	$17,493
Changes in foreign exchange rates	(527)	342
Purchase price adjustment	—	(96)
Ending Balance	$17,450	$17,739

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

Non-controlling Interests

The non-controlling interest in the Company’s condensed consolidated financial statements represents the warrants for Nestwave, SAS (as subsequently renamed, “NextNav France”) shares that were owned by the selling shareholders of NextNav France. Holders of the warrants do not have the right to income or obligation to losses, and the Company did not attribute any net loss to the non-controlling interests for the three and six months ended June 30, 2024 and 2023. During the three and six months ended June 30, 2024, 399,636 warrants for NextNav France shares were exercised and 397,037 shares of the Company's common stock were issued, resulting in redemption of non-controlling interests of $1.4 million. As of June 30, 2024, there were no warrants outstanding for NextNav France shares.

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

Net transaction gains (losses) from foreign currency contracts recorded in the Condensed Consolidated Statements of Comprehensive Loss were immaterial for the three and six months ended June 30, 2024 and 2023. The only component of other comprehensive loss is currency translation adjustments for all periods presented. No income tax expense was allocated to the currency translation adjustments.

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

3. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2024	December 31, 2023
	(in thousands)
Accrued salary and other employee liabilities	$2,970	$3,913
Accrued legal and professional services	975	324
Accrued interest	583	583
Asset purchase agreement liability(1)	7,906	—
Other accrued liabilities	1,350	1,772
Total	$13,784	$6,592

(1) Refer to Note 5 to our condensed consolidated financial statements for the three and six months ended June 30, 2024 included elsewhere in this Quarterly Report on Form 10-Q for more information.

4. Intangibles

Intangible assets as of June 30, 2024 and December 31, 2023 consisted of following (in thousands):

	June 30, 2024			December 31, 2023
	Gross Amount	Accumulated Amortization	Net Carrying Value	Gross Amount	Accumulated Amortization	Net Carrying Value
Indefinite-Lived intangible assets	$3,467	$—	$3,467	$3,467	$—	$3,467
Acquired Software	7,061	2,282	4,779	7,217	2,050	5,167
Acquired Technology	582	81	501	599	58	541
Internal Use Software	2,923	1,533	1,390	2,634	1,184	1,450
Total	$14,033	$3,896	$10,137	$13,917	$3,292	$10,625

The weighted average remaining useful lives of acquired software and acquired technology were 10.3 years as of June 30, 2024.

Amortization expense on intangibles assets was $0.3 million for each of the three months ended June 30, 2024 and 2023. Amortization expense on intangibles assets was $0.6 million for each of the six months ended June 30, 2024 and 2023. Future amortization is expected as follows:

2024	$565
2025	1,084
2026	902
2027	644
2028 and thereafter	3,475
$6,670

5. Asset Purchase Agreement

On March 7, 2024, the Company and its wholly-owned subsidiary Progeny LMS, LLC entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Telesaurus Holdings GB and Skybridge Spectrum Foundation to acquire (1) certain Multilateration Location and Monitoring Service licenses (the “M-LMS Licenses”) issued by FCC and (2) rights to a petition for reconsideration, dated December 20, 2017, which, if granted, may reinstate additional M-LMS Licenses owned by the sellers and terminated by the FCC in 2017 (the "Transaction"). The closing (“Closing”) of the Transaction is subject to customary conditions as well as the approval of the Superior Court of the State of California, County of Alameda (“Alameda Court Approval”) and approval of the FCC of the application seeking the transfer and assignment of the M-LMS Licenses to the Company by final order (“FCC Approval”) and will occur upon the assignment of the M-LMS Licenses following the FCC Approval.

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
The Company subsequently received the Alameda Court Approval on March 28, 2024 and accrued the $2.5 million cash consideration as a current liability (within accrued expenses and other current liabilities in the condensed consolidated balance sheet as of March 31,2024) and prepaid asset (within other current assets in the condensed consolidated balance sheet as of March 31, 2024).  In April 2024, the Company paid $2.5 million in cash to settle this liability. Further, the Company recorded an additional current liability and prepaid asset of $9.8 million as of March 31 2024, with respect to the fair value of shares expected to be issued (based on a 20-day volume weighted average price) equivalent to the $7.5 million First Noncash Consideration, as the payment obligation is upon passage of time and is not contingent. During the three and six months ended June 30, 2024, the Company reduced the First Noncash Consideration liability by $1.9 million and recorded the gain in other income (expenses). The reduction was due to the fair value adjustment of shares expected to be issued, based on a 20-day volume-weighted average price, equivalent to the $7.5 million First Noncash Consideration. The fair value of the shares expected to be issued was determined based on non-observable pricing inputs in the market and is categorized accordingly as Level 3 in the fair value hierarchy. The Company accrues a loss contingency liability related to the nonrefundable prepayments if it is probable that the Transaction will be terminated or cancelled. As of June 30, 2024, management expects the Transaction to successfully complete, and no loss contingency liability was recorded.

The Asset Purchase Agreement provides for contingent consideration in the amount of $20 million, payable in shares of NextNav common stock. Payment is contingent upon the FCC granting additional flexibility in the use of M-LMS spectrum.

6. Equity Method Investment

As of June 30, 2024, the Company’s total ownership of MetCom Inc., a privately-owned Japanese joint stock company (kabushiki kaisha) (“MetCom”), consisted of 702,334 shares representing ownership of 14.8%. The Company provides licenses to its technology, infrastructure and subscriber equipment to MetCom to support MetCom’s efforts in commercializing terrestrial positioning technology (both TerraPoiNT and Pinnacle) in Japan. Due to the technological dependencies, the Company’s equity ownership and representation on MetCom’s board of directors, the Company has significant influence, but not controlling interest, over MetCom. The Company’s investment in MetCom is accounted for under the equity method. The basis difference in the Company’s cost basis and the basis reflected at the investee entity level is allocated to equity method goodwill and is not amortized. The Company recognized a loss of $41 thousand and $31 thousand in the three months ended June 30, 2024 and June 30, 2023, respectively, that is recorded in other income (expenses). The Company recognized a loss of $81 thousand and $86 thousand in the six months ended June 30, 2024 and June 30, 2023, respectively. The carrying value of the Company’s investment in MetCom was $623 thousand and $705 thousand as of June 30, 2024 and December 31, 2023, respectively, and is classified in other long-term assets. The Company had $13 thousand and $107 thousand in accounts receivable from MetCom as of June 30, 2024 and December 31, 2023, respectively.

The Company holds a warrant (the “MetCom Warrant”) issued by MetCom which entitles the Company to purchase additional shares at an exercise price of JPY10 per share, such that the Company may obtain an aggregate total of 33% of MetCom common stock on an “as-converted” basis. The MetCom Warrant is subject to certain vesting conditions which were not met as of June 30, 2024; therefore, the MetCom Warrant was not exercisable.

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

The following table presents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
	(in thousands)
June 30, 2024
Cash and Cash Equivalents - Money Market Funds	$272	$—	$—	$272
Cash and Cash Equivalents - Available-for-sale debt securities with fair value option election	—	59,762	—	59,762
Short term investments - Available-for-sale debt securities with fair value option election	—	23,352	—	23,352
Private Placement Warrants	—	—	21,943	21,943
Asset purchase agreement liability	—	—	7,906	7,906

December 31, 2023
Cash and Cash Equivalents - Money Market Funds	$127	$—	$—	$127
Cash and Cash Equivalents - Trading debt securities	—	79,425	—	79,425
Short term investments - Trading debt securities	—	3,954	—	3,954
Private Placement Warrants	$—	$—	$7,053	$7,053

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

Level 3 Liabilities

The Company engaged a third-party valuation firm to assist with the fair value analysis of the Private Placement Warrants (as defined below). The analysis used commonly accepted valuation methodologies and best practices to determine the fair value of the equity, in accordance with fair value standards and U.S. GAAP. For the Private Placement Warrants that were outstanding as of June 30, 2024 and December 31, 2023, NextNav used a Monte Carlo simulation model. The following table shows the assumptions used in each respective model:

	June 30, 2024	December 31, 2023
	Values	Values
Stock Price	$8.11	$4.45
Strike price	$11.50	$11.50
Holding Period/Term (years)	2.33	2.82
Volatility	98.60%	66.90%
Expected dividends	None	None
Risk-Free Rate	4.65%	4.05%
Fair value of warrants	$3.99	$0.91

The following table shows the assumption used in valuing the First Noncash consideration of asset purchase agreement liability to be settled in shares, equivalent to $7.5 million:

June 30, 2024
Values
20-day volume weighted average price	$7.69
Stock price	$8.11

The tables below provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3).

Warrants:	(in thousands)
Balance as of December 31, 2023	$7,053
Fair value adjustment of Private Placement Warrants	21,666
Reclassification of warrant liability to Common Stock warrants	(6,776)
Balance as of June 30, 2024	$21,943

Asset Purchase Agreement Liability:	(in thousands)
Balance as of December 31, 2023	$—
Initial recognition of asset purchase agreement liability	9,784
Fair value adjustment of asset purchase agreement liability	(1,878)
Balance as of June 30, 2024	$7,906

8. Long term debt, net

On May 9, 2023 (the “Initial Closing”), pursuant to the terms of the Note Purchase Agreement (the “NPA”) and Indenture Agreement (the “Indenture”), the Company issued $50.0 million in aggregate principal amount of senior secured notes (the “Original Notes”) with a fixed interest rate of 10% to a group of lenders (the “Lenders”) including Whitebox Advisors LLC, Susquehanna International Group, and Clutterbuck Capital Management. The Notes will mature on December 1, 2026 with interest payable semi-annually in arrears on June 1 and December 1 of each year. The Company may elect, in its sole discretion, to pay up to 50% of the accrued and unpaid interest on the Notes (as defined below) due with its common stock.

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

The carrying value of the Notes was $51.4 million as of June 30, 2024 net of debt discount of $18.6 million. Net amortization of the debt discount totaled $1.5 million and $3.0 million for the three and six months ended June 30, 2024, respectively. Net amortization of the debt discount totaled $0.5 million for the three and six months ended June 30, 2023. The total estimated fair value of the Notes approximates the carrying value of the Notes as of June 30, 2024. The fair value was determined based on no observable pricing inputs in the market and is categorized accordingly as Level 3 in the fair value hierarchy.

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

As of June 30, 2024, the Company was in compliance with all of the applicable debt covenants described above.

9. Warrants and Warrant Liability

As of June 30, 2024, NextNav had 34,528,756 warrants outstanding, which includes: (a) 13,250,476 public warrants associated with Spartacus Acquisition Corp.’s (“Spartacus”) initial public offering (the “Public Warrants”), (b) 5,499,514 warrants issued to Spartacus in a private placement on the initial public offering closing date (the “Private Placement Warrants”) and (c) 15,778,766 warrants issued in connection with the Notes (the Debt Warrants, as further described in Note 8).

The Private Placement Warrants are classified as a liability on the Company’s Condensed Consolidated Balance Sheet as of June 30, 2024. During the three and six months ended June 30, 2024, 1,305,580 and 2,251,016 Private Placement Warrants were reclassified from liability to equity (Public Warrants), respectively. The terms included in the Private Warrants that initially precluded equity classification were no longer applicable. Accordingly, NextNav reclassified $4.3 million and $6.8 million from warrant liability to additional paid-in capital during the three and six months ended June 30, 2024, respectively.

Holders of the Public Warrants, Private Placement Warrants and Debt Warrants are entitled to acquire shares of common stock of NextNav. With respect to the Public Warrants and Private Placement Warrants, each whole warrant entitles the registered holder to purchase one share at an exercise price of $11.50 per share. The Public Warrants and Private Placement Warrants expire on October 28, 2026. With respect to the Debt Warrants, each warrant entitles the registered holder to purchase one share at an exercise price of $2.16 per share. The Debt Warrants expire on June 1, 2027. During the six months ended June 30, 2024, 9,738,930 Debt Warrants were exercised for an aggregate of $21.0 million in cash.

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

10. Common Stock

As of June 30, 2024, NextNav had authorized the issuance of 600,000,000 shares of capital stock, par value, 0.0001 per share, consisting of (a) 500,000,000 shares of common stock and (b) 100,000,000 shares of undesignated preferred stock. As of June 30, 2024, NextNav had 124,049,855 shares of common stock issued and 123,917,627 shares of common stock outstanding. The Company has no preferred stock issued or outstanding as of June 30, 2024.

11. Commitments and Contingencies

Litigation and Legal Matters

From time to time, the Company is party to litigation and other legal matters incidental to the conduct of its business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company accrues liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of June 30, 2024, the Company was not involved in any such matters, individually or in the aggregate, which management believes would have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.

12. Income Taxes

The Company computes its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pretax income or loss and adjusts the provision for discrete tax items recorded in the period. A valuation allowance has been established against the Company’s U.S. federal and state deferred tax assets, which results in an annualized effective tax rate for the Company’s U.S. operations of 0.0%. During the three months ended June 30, 2023, a valuation allowance was established against the Company’s French deferred tax asset. For the three months ended June 30, 2024, the Company recorded an income tax provision of $68 thousand related to foreign tax activity in India on a pretax loss of $24.3 million, resulting in an effective tax rate of (0.28)%. For the three months ended June 30, 2023, the Company recorded an income tax benefit of $148 thousand related to foreign tax activity on a pretax loss of $15.6 million, resulting in an effective tax rate of 0.95%. For the six months ended June 30, 2024, the Company recorded an income tax provision of $112 thousand related to foreign tax activity on a pretax loss of $55.9 million, resulting in an effective tax rate of (0.2)%. For the six months ended June 30, 2023, the Company recorded an income tax provision of $135 thousand related to foreign tax activity on a pretax loss of $32.0 million, resulting in an effective tax rate of (0.4)%. These effective tax rates differ from the U.S. federal statutory rate primarily due to the valuation allowance against the Company’s domestic and French deferred tax assets.

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

Overview

We are the market leader in delivering resilient, next generation positioning, navigation and timing (“PNT”) solutions designed to complement and back up existing Global Positioning System (“GPS”) and Global Navigation Satellite Systems (“GNSS”) by addressing the limitations and vulnerabilities inherent in space-based systems. Our complementary PNT solutions are built on a deep asset base, which we are evolving to utilize 5G New Radio (“5G NR”) technologies. We expect NextGen, the evolution of our technology platform to 5G NR, to significantly improve the efficiency and flexibility of our operations, technically enabling the delivery of high-quality PNT based on a 5G broadband deployment.  Since the inception of NextNav, LLC in 2007, we have secured valuable Federal Communications Commission (“FCC”) licenses for a contiguous 8 MHz band of Lower 900MHz spectrum covering over 90% of the U.S. population, subject to appropriate regulatory approvals have signed an agreement to acquire licenses for an additional 4MHz of Lower 900MHz spectrum, been granted more than 180 patents related to our systems and services, and standardized our TerraPoiNT technology in 3GPP, the global telecommunications standards-setting body.

On April 16, 2024 we petitioned the FCC to commence a rule making to update the Lower 900MHz band plan to allow us to utilize a 15MHz nationwide configuration for both PNT and 5G broadband. We believe that modernizing the Lower 900MHz Band will simultaneously enable a high-performing terrestrial PNT network to complement and back up GPS, a critical national security imperative, and add 5G mobile broadband capacity, a substantial public interest benefit.  Our NextGen technology is designed to allow one or more partners to integrate our Lower 900MHz spectrum into their 5G networks, while we implement, operate and manage additional PNT-optimized infrastructure over the 5G network.

We currently deliver differentiated PNT solutions through our network-based Pinnacle and TerraPoiNT solutions. Our Pinnacle service provides accurate altitude to any device with a barometric pressure sensor, including most off-the-shelf smartphones. We launched our Pinnacle network in partnership with AT&T Services, Inc. (“AT&T”) for FirstNet®, the nationwide, interoperable public safety broadband network, and our network covers over 90% of commercial structures over three stories in the U.S. In addition to public safety applications and FirstNet®, our network is being used for enhanced 911 (“E911”) by Verizon Communications, Inc. (“Verizon”), and a growing set of devices operating on the remaining national cellular network providers.  Our Pinnacle network is also an important component of our PNT resiliency services, and is being evaluated as a persistent PNT characterization platform.

Our TerraPoiNT system is a terrestrially-based network designed to address the limitations and vulnerabilities inherent in space-based PNT systems, and our NextGen technology, through the adoption of 5G NR, will simultaneously support both PNT and 5G broadband capabilities.  Space-based PNT systems transmit a faint, unencrypted signal, which is often unavailable indoors, distorted in urban areas, and vulnerable to both jamming and spoofing. TerraPoiNT and its NextGen evolution overcome these limitations through the terrestrial transmission of a PNT signal on licensed Lower 900MHz spectrum. Unlike space-based signals, the TerraPoiNT and NextGen signals can be reliably received indoors and in urban areas, are difficult to jam or spoof, and can support robust authentication. TerraPoiNT and NextGen signals can embed Pinnacle information to provide a full 3D PNT solution, and can be configured to provide National Institute of Standards and Technology timing distribution services. Because our NextGen technology will be built on 5G NR, we expect significantly increased geographic coverage, more rapid network availability and expanded device availability for PNT services when combined with one or more 5G broadband partners’ networks.  We believe that these capabilities are an essential complement and backup in the event of GPS disruptions, and are a critical need due to the economy’s reliance on GPS for location and precision timing. GPS resiliency is increasingly a U.S. national security priority, and is rising in priority in the European Union, non-European Union countries in Eastern Europe and in other parts of the world due to both the demonstrated vulnerability and lack of local control of space-based signals and systems, highlighted by recent events in Ukraine, the Middle East and elsewhere. Critical infrastructure, including communications networks and power grids, require a reliable GPS signal for accurate timing. A failure of GPS could be catastrophic, and there is no comprehensive, terrestrial backup that is widely deployed today.

Simultaneously, demand for wireless data services continues to grow. The backbone of wireless data services, electromagnetic spectrum, is a finite resource. Our spectrum licenses in the Lower 900MHz band are referred to as “low-band spectrum”. There is a finite amount of low-band spectrum available, and it has favorable coverage characteristics compared to higher frequencies, including the ability to provide services indoors and at greater distances. These characteristics result in its ability to be used for coverage and to be deployed more economically, with higher-frequency spectrum often used to provide additional capacity in targeted locations. Our transition to 5G NR as the basis for our PNT services will provide a technical capability for simultaneous broadband data in our band, in addition to our PNT services, and, subject to appropriate regulatory approvals, may allow us to utilize our spectrum to help meet the continued, growing demand for wireless data capacity while making more efficient use of our Lower 900MHz spectrum licenses.

As of June 2024, TerraPoiNT is deployed and available, with metro-wide service in the San Francisco Bay Area and select services available in 92 total markets nationally. In addition, NextNav supports a system deployed by the National Aeronautics and Space Administration at its Langley Research Center in Hampton, VA for drone operations research and is contracted to provide service at its Ames facility in Mountain View, CA, leveraging our network in the Bay Area

On October 31, 2022, we acquired Nestwave, SAS, a French société par actions simplifiée (as subsequently renamed, “NextNav France”), a privately held global leader in low-power geolocation, and completed integrating the NextNav France team into our existing engineering and technology organization during 2023. NextNav France provides advanced geolocation solutions to Internet of Things (“IOT”) modem and digital signal processor vendors and end IOT users. We believe that the combination of our technology with NextNav France’s LTE/5G capabilities will assist us in evolving our system to align with 5G NR.

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

Other Income (Expense)

Other income (expense) consists of miscellaneous non-operating items, such as change in fair value of warrants and asset purchase agreement liability, equity method income (loss),  and foreign currency gains (losses).

Results of Operations

The following table sets forth our statements of operations for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Revenue	$1,105	$800	$2,151	$1,630
Operating expense:
Cost of goods sold (1)	2,924	3,142	5,685	6,165
Research and development (1)	4,110	4,994	8,780	9,572
Selling, general and administrative (1)	8,108	6,516	16,554	12,570
Depreciation and amortization	1,295	1,178	2,613	2,303
Total operating expenses	16,437	15,830	33,632	30,610
Operating loss	(15,332)	(15,030)	(31,481)	(28,980)
Interest income (expense)	(2,320)	(343)	(4,489)	126
Other expense	(6,670)	(249)	(19,918)	(3,130)
Loss before income taxes	(24,322)	(15,622)	(55,888)	(31,984)
Provision for income taxes	(68)	(148)	(112)	(135)
Net loss	$(24,390)	$(15,770)	$(56,000)	$(32,119)

(1)

Cost of goods sold, research and development, and selling, general and administrative expense for the periods do not include depreciation and amortization, which is presented separately in the Condensed Consolidated Statements of Comprehensive Loss, but include stock-based compensation as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Cost of goods sold	$109	$606	$183	$1,144
Research and development	1,132	1,758	2,640	3,358
Selling, general and administrative	2,410	2,006	5,073	3,734
Total stock-based compensation expense	$3,651	$4,370	$7,896	$8,236

Comparison of the Three Months Ended June 30, 2024 and 2023

Revenue

	Three months ended June 30,
	2024	2023	$ Change	% Change
	(in thousands)
Revenue	$1,105	$800	$305	38.1%

Revenue increased by $0.3 million, or 38.1%, to $1.1 million for the three months ended June 30, 2024 from $0.8 million for the three months ended June 30, 2023. The increase was driven by an increase in recurring service revenue from technology and services contracts with commercial customers, including in support of government opportunities. For the three months ended June 30, 2024, one customer accounted for 71% of total revenue and another customer accounted for 14% of total revenue. For the three months ended June 30, 2023, one customer accounted for 89% of total revenue.

Operating Expense

Cost of Goods Sold (COGS)

	Three months ended June 30,
	2024	2023	$ Change	% Change
	(in thousands)
COGS	$2,924	$3,142	$(218)	(6.9)%

COGS decreased by $0.2 million, or 6.9%, to $2.9 million for the three months ended June 30, 2024 from $3.1 million for the three months ended June 30, 2023. The decrease was primarily driven by a $0.5 million decrease in stock-based compensation, and a $0.1 million decrease in outside consulting expenses. The decreases were partially offset by a $0.2 million increase in non-recurring engineering services, and a $0.2 million increase in other operational expenses.

Research and Development

	Three months ended June 30,
	2024	2023	$ Change	% Change
	(in thousands)
Research and development	$4,110	$4,994	$(884)	(17.7)%

Research and development expenses decreased by $0.9 million, or 17.7%, to $4.1 million for the three months ended June 30, 2024 from $5.0 million for the three months ended June 30, 2023. The decrease was primarily driven by a $0.6 million decrease in stock-based compensation, a $0.3 million decrease in other operational expenses, and a $0.2 million decrease in software license expenses. The decreases were partially offset by a $0.1 million increase in payroll-related expenses, and a $0.1 million increase in outside consulting expenses.

Selling, General and Administrative

	Three months ended June 30,
	2024	2023	$ Change	% Change
	(in thousands)
Selling, general and administrative	$8,108	$6,516	$1,592	24.4%

Selling, general and administrative expenses increased by $1.6 million, or 24.4%, to $8.1 million for the three months ended June 30, 2024 from $6.5 million for the three months ended June 30, 2023. The increase was primarily driven by a $0.7 million increase in payroll-related expenses driven by headcount costs and employment separation costs, a $0.5 million increase in professional services, a $0.4 million increase in stock-based compensation, a $0.1 million increase in outside consulting expenses, and a $0.1 million increase in other operational expenses. The increases were partially offset by a $0.2 million decrease in directors’ and officers’ insurance.

Depreciation and Amortization

	Three months ended June 30,
	2024	2023	$ Change	% Change
	(in thousands)
Depreciation and amortization	$1,295	$1,178	$117	9.9%

Depreciation and amortization expenses increased by $0.1 million, or 10%, to $1.3 million for the three months ended June 30, 2024 from $1.2 million for the three months ended June 30, 2023. The increase in depreciation and amortization expense is primarily attributable to placing TerraPoiNT network assets in service after the second quarter of 2023.

Interest Income (Expense)

	Three months ended June 30,
	2024	2023	$ Change	% Change
	(in thousands)
Interest income (expense)	$(2,320)	$(343)	$(1,977)	576.4%

Interest expense, net of interest income, increased by $2.0 million, or 576%, to $2.3 million for the three months ended June 30, 2024 from $0.3 million for the three months ended June 30, 2023. The increase in interest expense was due to interest and amortization of debt discounts on our senior secured notes issued during the second and third quarters of 2023.

Other Expense

	Three months ended June 30,
	2024	2023	$ Change	% Change
	(in thousands)
Other expense	$(6,670)	$(249)	$(6,421)	2,578.7%

Other expense was $6.7 million for the three months ended June 30, 2024 compared with other expense of $0.2 million for the three months ended June 30, 2023. The change was primarily driven by the changes in the fair value of warrants and asset purchase agreement liability.

Comparison of the Six Months ended June 30, 2024 and 2023

Revenue

	Six months ended June 30,
	2024	2023	$ Change	% Change
	(in thousands)
Revenue	$2,151	$1,630	$521	32.0%

Revenue increased by $0.5 million, or 32.0%, to $2.2 million for the six months ended June 30, 2024 from $1.6 million for the six months ended June 30, 2023. The increase was driven by an increase in recurring service revenue from technology and services contracts with commercial customers, including in support of government opportunities. For the six months ended June 30, 2024, one customer accounted for 73% of total revenue and another customer accounted for 14% of total revenue. For the six months ended June 30, 2023, one customer accounted for 87% of total revenue.

Operating Expense

Cost of Goods Sold (COGS)

	Six months ended June 30,
	2024	2023	$ Change	% Change
	(in thousands)
COGS	$5,685	$6,165	$(480)	(7.8)%

COGS decreased by $0.5 million, or 8%, to $5.7 million for the six months ended June 30, 2024 from $6.2 million for the six months ended June 30, 2023. The decrease was primarily driven by a $1.0 million decrease in stock-based compensation, and a $0.2 million decrease in outside consulting expenses. The decreases were partially offset by a $0.2 million increase in non-recurring engineering services, a $0.2 million increase in site rent expense due to deployment of new sites in 2023, and a $0.3 million increase in other operational expenses.

Research and Development

	Six months ended June 30,
	2024	2023	$ Change	% Change
	(in thousands)
Research and development	$8,780	$9,572	$(792)	(8.3)%

Research and development expenses decreased by $0.8 million, or 8.3%, to $8.8 million for the six months ended June 30, 2024 from $9.6 million for the six months ended June 30, 2023. The decrease was primarily driven by a $0.7 million decrease in stock-based compensation, a $0.6 million decrease in software license expenses, and a $0.1 million decrease in professional services. The decreases were partially offset by a $0.6 million increase in payroll-related expenses driven by headcount.

Selling, General and Administrative

	Six months ended June 30,
	2024	2023	$ Change	% Change
	(in thousands)
Selling, general and administrative	$16,554	$12,570	$3,984	31.7%

Selling, general and administrative expenses increased by $4.0 million, or 31.7%, to $16.6 million for the six months ended June 30, 2024 from $12.6 million for the six months ended June 30, 2023. The increase was primarily driven by a $1.8 million increase in payroll-related expenses driven by headcount costs, executive and employment separation costs, a $1.3 million increase in stock-based compensation, a $0.9 million increase in professional services, a $0.2 million increase in outside consulting expenses, and a $0.2 million increase in other operational expenses. The increases were partially offset by a $0.4 million decrease in directors’ and officers’ insurance.

Depreciation and Amortization

	Six months ended June 30,
	2024	2023	$ Change	% Change
	(in thousands)
Depreciation and amortization	$2,613	$2,303	$310	13.5%

Depreciation and amortization expenses increased by $0.3 million, or 13%, to $2.6 million for the six months ended June 30, 2024 from $2.3 million for the six months ended June 30, 2023. The increase in depreciation and amortization expense is primarily attributable to placing TerraPoiNT network assets in service after the second quarter of 2023.

Interest Income (Expense)

	Six months ended June 30,
	2024	2023	$ Change	% Change
	(in thousands)
Interest income (expense)	$(4,489)	$126	$(4,615)	(3,662.7)%

Interest expense, net of interest income, for the six months ended June 30, 2024 was $4.5 million. Interest income, net of interest expense, for the six months ended June 30, 2023 was $0.1 million. The increase in interest expense was due to interest and amortization of debt discounts on our senior secured notes issued during the second and third quarters of 2023.

Other Expense

	Six months ended June 30,
	2024	2023	$ Change	% Change
	(in thousands)
Other expense	$(19,918)	$(3,130)	$(16,788)	536.4%

Other expense was $19.9 million for the six months ended June 30, 2024 compared with other expense of $3.1 million for the six months ended June 30, 2023. The change was primarily driven by the changes in the fair value of warrants and asset purchase agreement liability.

Liquidity and Capital Resources

We have incurred losses since our inception and to date have generated only limited revenue. We have primarily relied upon debt and equity financings to fund our cash requirements. During the six months ended June 30, 2024 and 2023, we incurred net losses of $56.0 million and $32.1 million, respectively. During the six months ended June 30, 2024, our net cash used in operating activities and investing activities was $19.3 million and $22.3 million, respectively. During the six months ended June 30, 2023, our net cash used in operating activities and investing activities was $15.9 million and $26.7 million, respectively. As of June 30, 2024, we had cash and cash equivalents and marketable securities of $86.3 million and an accumulated deficit of $816.2 million. We expect to incur additional losses and higher operating expenses for the foreseeable future. Our primary use of cash is to fund our operations as we continue to grow our business. We will require a significant amount of cash for expenditures as we invest in ongoing research and development and our PNT networks.

Managing liquidity and our cash position is a priority of ours. We continually work to optimize our expenses in light of the growth of our business, and adapt to changes in the economic environment. We believe that our cash and cash equivalents and marketable securities as of June 30, 2024 will be sufficient to meet our working capital and capital expenditure needs, including all contractual commitments, beyond the next 12 months from the filing of this Quarterly Report on Form 10-Q. We believe we will meet longer term expected future cash requirements and obligations through a combination of our existing cash and cash equivalents balances and marketable securities, cash flows from operations, and issuance of equity securities or debt offerings.  However, this determination is based upon internal financial projections and is subject to changes in market and business conditions.

In 2023, we issued $70.0 million in aggregate principal amount of senior secured notes with a fixed interest rate of 10% to the lenders thereto. Such notes will mature on December 1, 2026 with interest payable semi-annually in arrears on June 1 and December 1 of each year. We may elect, at our sole discretion, to pay up to 50% of the accrued and unpaid interest on the senior secured notes due with our common stock. Refer to Note 8 to our condensed consolidated financial statements for the three and six months ended June 30, 2024 included elsewhere in this Quarterly Report on Form 10-Q. Since the end of second quarter and as of July 31, 2024, 2.3 million of Debt Warrants were exercised for an aggregate of $5.0 million in cash.

Cash Flows

The following table summarizes our cash flows for the period indicated:

	Six months ended June 30,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(19,279)	$(15,919)
Net cash used in investing activities	(22,319)	(26,659)
Net cash provided by financing activities	22,671	48,146

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

Net cash used in operating activities during the six months ended June 30, 2024 was $19.3 million, resulting primarily from a net loss of $56.0 million adjusted for non-cash charges of $7.9 million for stock-based compensation, non-cash expense of $21.7 million for change in the fair value of warrant liability, $2.6 million for depreciation and amortization, and $3.0 million for amortization of debt discount. These changes were partially offset by a net increase in operating liabilities of $3.6 million, non-cash income of $1.9 million for change in fair value of asset purchase agreement liability and $0.3 million realized and unrealized gain on marketable securities.

Net cash used in operating activities during the six months ended June 30, 2023 was $15.9 million, resulting primarily from a net loss of $32.1 million adjusted for non-cash charges of $8.2 million for stock-based compensation, non-cash expense of $3.1 million for change in the fair value of warrant liability, $2.3 million for depreciation and amortization, $0.5 million for amortization of debt discount, $(0.2) million realized and unrealized gain on marketable securities, and $0.1 million for equity method investment loss. Additionally, there was a net decrease in operating assets of $2.2 million.

Cash Flows from Investing Activities

Net cash used in investing activities during the six months ended June 30, 2024 was $22.3 million, representing the purchase of marketable securities, net of sale and maturity of marketable securities, and cash used for asset purchase agreement and internal use software.

Net cash used in investing activities during the six months ended June 30, 2023 was $26.7 million, representing proceeds from the sale and maturity of marketable securities, partially offset by cash used for property and equipment primarily related to the deployment of the Pinnacle and TerraPoiNT network and internal use software.

Cash Flows from Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2024 was $22.7 million, primarily reflecting cash proceeds from exercise of warrants and stock options.

Net cash provided by financing activities during the six months ended June 30, 2023 was $48.1 million, primarily reflecting cash proceeds from senior secured loans and partially offset by debt issuance cost.

Critical Accounting Policies and Significant Management Estimates

For a discussion of our critical accounting policies and estimates, please refer to Item 7 under Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Form 10-K and Note 2 to our condensed consolidated financial statements for the three months ended June 30, 2024 included elsewhere in this Quarterly Report on Form 10-Q .

Recently Issued and Adopted Accounting Standards

For information regarding new accounting pronouncements, and the impact of these pronouncements on our condensed consolidated financial statements, refer to Note 2 to our condensed consolidated financial statements for the six months ended June 30, 2024 included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risks from those disclosed in Part II, Item 7A of the 2023 Form 10-K.

Item 4. Controls And Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

In May 2024, we issued 397,037 unregistered shares of our common stock in connection with our acquisition of all of the issued and outstanding shares of NextNav France, pursuant to those certain Put & Call Option Agreements by and among us and certain shareholders of NextNav France , dated October 28, 2022. Such shares were issued in reliance upon the exemption from the registration requirements in Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. We filed a registration statement on Form S-3 to register these shares with SEC on June 5, 2024, which was declared effective on June 12, 2024.

On June 1, 2024, we issued 237,722 shares of our common stock in accordance with that certain Indenture, dated May 9, 2023, by and among us and the parties thereto, as partial payment of interest due on the senior secured notes that were issued pursuant to that certain Note Purchase Agreement, dated May 9, 2023, by and among us the purchasers thereto. Such shares were exempt from registration under the Securities Act as not involving a “sale” as such term is defined in Section 2(a)(3) of the Securities Act. We filed a registration statement on Form S-3 to register these shares with SEC on June 5, 2024, which was declared effective on June 12, 2024, in order to satisfy the provisions of that certain Resale Registration Rights Agreement, dated May 9, 2023, pursuant to which we agreed to register the resale of such shares.

(b) Use of Proceeds from Sale of Registered Equity Securities

None.

(c) Purchases of Equity Securities by the Issuer

The shares we received in connection with the settlement of employee receivables were repurchased at the current market value of the shares. For the three months ended June 30, 2024, these shares consisted of the following:

	Total Number of Shares Purchased	Average Price Paid Per Share
April 1 – April 30, 2024	-	$-
May 1 – May 31, 2024	3,016	$9.02
June 1 – June 30, 2024	-	$-
Total	3,016

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Plans

On April 29, 2024, a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K) intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), adopted by Robert Lantz, General Counsel, was terminated pursuant to the terms and conditions of such plan. This plan was adopted on December 12, 2023. The plan was adopted to facilitate the sale by Robert Lantz of 52,683 shares of our common stock owned by Robert Lantz.

 No other officers (as defined in Rule 16a-1(f) of the Exchange Act) or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K) during the fiscal quarter ended June 30, 2024.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Exhibit Number	Description
3.1*	Amended and Restated Certificate of Incorporation of NextNav Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed by NextNav Inc. on November 2, 2021).
3.2*	Bylaws of NextNav Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by NextNav Inc. on October 28, 2021).
10.1+#	Employment Agreement, dated as of May 5, 2024, by and between NextNav Inc. and Sanyogita Shamsunder.
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer & Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed previously.

**	Furnished herewith.

+	Indicates management contract or compensatory arrangement.

#	Certain schedules to this agreement have been omitted in accordance with Item 601(a)(5) of Regulation S-K. A copy of any omitted schedules will be furnished supplementally to the SEC upon request.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXTNAV INC.

Date: August 7, 2024	By:	/s/ Christian D. Gates
	Name:	Christian D. Gates
	Title:	Executive Vice President, Chief Financial Officer and Principal Financial Officer

Date: August 7, 2024	By:	/s/ Sammaad R. Shams
	Name:	Sammaad R. Shams
	Title:	Chief Accounting Officer and Principal Accounting Officer

