Form 10-Q
period 2024-09-30
NEXTNAV INC.
filed 2024-11-13
CIK 1865631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 001-40985

NextNav Inc.

(Exact name of registrant as specified in its charter)

Delaware	87-0854654
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11911 Freedom Dr., Ste. 200 Reston, VA	20190
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (800) 775-0982

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	NN	The Nasdaq Capital Market
Warrants, each to purchase one share of Common Stock	NNAVW	The Nasdaq Capital Market

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

There were 128,864,792 shares of the registrant’s common stock outstanding as of November 8, 2024.

NEXTNAV INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2024

Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “NextNav,” the “Company,” “we,” “us,” and “our” include NextNav Inc. and its subsidiaries.

i

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include, but are not limited to, statements regarding our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future, projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, and are not guarantees of future performance. The words “may,” “anticipate,” “believe,” “expect,” “intend,” “might,” “plan,” “possible,” “potential,” “aim,” “strive,” “predict,” “project,” “should,” “could,” “would,” “will” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. These statements may relate to, but are not limited to: expectations regarding our strategies and future financial performance, including future business plans or objectives, expected functionality of our geolocation services, anticipated timing and level of deployment of our services, including our TerraPoiNT and NextGen systems, anticipated demand and acceptance of our services, prospective performance and commercial opportunities and competitors, the timing of obtaining regulatory approvals, the achievement of certain Federal Communications Commission (“FCC”) related milestones and FCC approvals, including with respect to the Asset Purchase Agreement, dated as of March 7, 2024, we entered into with Telesaurus Holdings GP and Skybridge Spectrum Foundation, to acquire certain Multilateration Location and Monitoring Services licenses, and the Company’s petition for rulemaking filed with the FCC , ability to finance our research and development activities, commercial partnership acquisition and retention, products and services, pricing, marketing plans, operating expenses, market trends, revenue, liquidity, cash flows and uses of cash, capital expenditures, and our ability to invest in growth initiatives; our ability to evolve our technology to be compatible with 5G New Radio technologies, and realize the technical benefits of such proposed evolution; our ability to realize the anticipated technical and business benefits associated with the acquisition of NextNav France, and any subsequent mergers, acquisitions, or other similar transactions, which may be affected by, among other things, competition, and the ability of the combined business to grow and manage growth profitably; factors relating to our future operations, projected capital resources and financial position, estimated revenue and losses, projected costs and capital expenditures, prospects and plans, including the potential increase in customers on our Pinnacle network, the expansion of our services in Japan through MetCom, Inc., and expectations about other international markets; our belief that continuing integration of our Pinnacle service into devices and applications will support revenue growth over the coming year; projections of market growth and size, including the level of market acceptance for our services; our ability to adequately protect key intellectual property rights or proprietary technology; our ability to maintain our Location and Monitoring Service (“LMS”) licenses and obtain additional LMS licenses as necessary; our ability to maintain adequate operational financial resources or raise additional capital or generate sufficient cash flows, including the adequacy of our financial resources to meet our operational and working capital requirements for the 12 month period following the issuance of this report and our ability to meet longer term expected future cash requirements and obligations; our ability to develop and maintain effective internal controls; our success in recruiting and/or retaining officers, key employees or directors; expansion plans and opportunities; costs related to being a public company; our ability to maintain the listing of our securities on Nasdaq; macroeconomic factors and their effects on our operations; and the outcome of any known and unknown litigation and regulatory proceedings, as well as assumptions relating to the foregoing.

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NextNav Inc.

CONDENSED Consolidated Balance Sheets

(IN THOUSANDS, EXCEPT SHARE DATA)

	September 30, 2024 (unaudited)	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$67,905	$81,878
Short term investments	18,865	3,954
Accounts receivable	2,235	2,332
Other current assets	15,393	3,056
Total current assets	$104,398	$91,220
Network under construction	1,678	1,676
Property and equipment, net of accumulated depreciation of $12,713 and $9,724 at September 30, 2024 and December 31, 2023, respectively	17,261	19,885
Operating lease right-of-use assets	18,640	19,267
Goodwill	18,185	17,977
Intangible assets	10,179	10,625
Other assets	1,331	1,508
Total assets	$171,672	$162,158

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$918	$391
Accrued expenses and other current liabilities	17,059	6,592
Operating lease current liabilities	2,542	2,523
Deferred revenue	303	297
Total current liabilities	$20,822	$9,803
Warrants	15,053	7,053
Operating lease noncurrent liabilities	15,377	15,145
Other long-term liabilities	1,875	1,614
Long term debt, net of debt issuance cost and discount	52,974	48,447
Total liabilities	$106,101	$82,062

Stockholders’ equity:
Common stock, authorized 500,000,000 shares; 127,677,549 and 111,261,434 shares issued and 127,545,321 and 111,132,222 shares outstanding at September 30, 2024 and December 31, 2023, respectively	14	12
Additional paid-in capital	893,584	837,416
Accumulated other comprehensive income	2,502	2,198
Accumulated deficit	(829,836)	(760,227)
Common stock in treasury, at cost; 132,228 and 129,212 shares at September 30, 2024 and December 31, 2023, respectively	(693)	(665)
Total stockholders’ equity	$65,571	$78,734
Non-controlling interests	—	1,362
Total liabilities and stockholders’ equity	$171,672	$162,158

See accompanying notes.

NextNav INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$1,607	$1,027	$3,758	$2,657
Operating expenses:
Cost of goods sold (exclusive of depreciation and amortization)	2,585	3,232	8,270	9,397
Research and development	3,545	5,007	12,325	14,579
Selling, general and administrative	8,016	6,152	24,570	18,722
Depreciation and amortization	1,313	1,256	3,926	3,559
Total operating expenses	$15,459	$15,647	$49,091	$46,257
Operating loss	$(13,852)	$(14,620)	$(45,333)	$(43,600)
Other income (expense):
Interest expense, net	(2,217)	(1,740)	(6,706)	(1,614)
Change in fair value of warrants	2,143	(6,737)	(19,523)	(9,800)
Other income (loss), net	343	(99)	2,091	(166)
Loss before income taxes	$(13,583)	$(23,196)	$(69,471)	$(55,180)
Provision for income taxes	26	24	138	159
Net loss	$(13,609)	$(23,220)	$(69,609)	$(55,339)
Foreign currency translation adjustment	1,005	(670)	304	(218)
Comprehensive loss	$(12,604)	$(23,890)	$(69,305)	$(55,557)
Net loss	(13,609)	(23,220)	(69,609)	(55,339)
Net loss attributable to common stockholders	$(13,609)	$(23,220)	$(69,609)	$(55,339)
Weighted average of shares outstanding – basic and diluted	126,429	108,045	118,978	107,504
Net loss attributable to common stockholders per share - basic and diluted	$(0.11)	$(0.21)	$(0.59)	$(0.51)

See accompanying notes.

NEXTNAV INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE DATA)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury stock,	Stockholders’	Non- controlling	Total
	Shares	Value	Capital	Deficit	Income	at cost	Equity	interests	Equity
Balance, December 31, 2023	111,132,222	$12	$837,416	$(760,227)	$2,198	$(665)	$78,734	$1,362	$80,096
Vesting of RSUs	1,226,498	—	—	—	—	—	—	—	—
Issuance of RSAs	38,130	—	—	—	—	—	—	—	—
Exercise of common stock options	186,074	—	544	—	—	—	544	—	544
Reclassification of warrant liability to common stock warrants	—	—	2,468	—	—	—	2,468	—	2,468
Stock-based compensation expense	—	—	6,293	—	—	—	6,293	—	6,293
Net loss	—	—	—	(31,610)	—	—	(31,610)	—	(31,610)
Foreign currency translation adjustment	—	—	—	—	(522)	—	(522)	—	(522)
Balance, March 31, 2024	112,582,924	$12	$846,721	$(791,837)	$1,676	$(665)	$55,907	$1,362	$57,269
Vesting of RSUs	294,589	1	—	—	—	—	1	—	1
Issuance of RSAs	231,323	—	—	—	—	—	—	—	—
Exercise of common stock options	438,118	—	1,106	—	—	—	1,106	—	1,106
Reclassification of warrant liability to common stock warrants	—	—	4,308	—	—	—	4,308	—	4,308
Stock-based compensation expense	—	—	2,792	—	—	—	2,792	—	2,792
Exercise of common warrants	9,738,930	1	21,035	—	—	—	21,036	—	21,036
Interest payment through issuance of shares of common stock	237,722	—	1,867	—	—	—	1,867	—	1,867
Redemption of non-controlling interests	397,037	—	1,429	—	—	—	1,429	(1,362)	67
Shares of Common Stock received from settlement of employee receivables	(3,016)	—	—	—	—	(28)	(28)	—	(28)
Net loss	—	—	—	(24,390)	—	—	(24,390)	—	(24,390)
Foreign currency translation adjustment	—	—	—	—	(179)	—	(179)	—	(179)
Balance, June 30, 2024	123,917,627	$14	$879,258	$(816,227)	$1,497	$(693)	$63,849	$—	$63,849
Vesting of RSUs	243,481	—	—	—	—	—	—	—	—
Exercise of common stock options	207,977	—	232	—	—	—	232	—	232
Exercise of common warrants	3,176,236	—	6,860	—	—	—	6,860	—	6,860
Reclassification of warrant liability to common stock warrants	—	—	4,747	—	—	—	4,747	—	4,747
Stock-based compensation expense	—	—	2,487	—	—	—	2,487	—	2,487
Net loss	—	—	—	(13,609)	—	—	(13,609)	—	(13,609)
Foreign currency translation adjustment	—	—	—	—	1,005	—	1,005	—	1,005
Balance, September 30, 2024	127,545,321	14	893,584	(829,836)	2,502	(693)	65,571	—	65,571

See accompanying notes.

NextNav INC.

CONDENSED Consolidated Statements of Changes in Stockholders’ equity

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE DATA)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury stock,	Stockholders’	Non- controlling	Total
	Shares	Value	Capital	Deficit	(Loss)	at cost	Equity	interests	Equity
Balance, December 31, 2022	106,417,265	$12	$787,130	$(688,492)	$1,371	$(4)	$100,017	$3,847	$103,864
Vesting of RSUs	619,387	—	—	—	—	—	—	—	—
Issuance of RSAs	27,744	—	—	—	—	—	—	—	—
Exercise of common stock options	91,258	—	25	—	—	—	25	—	25
Stock-based compensation expense	—	—	4,548	—	—	—	4,548	—	4,548
Net loss	—	—	—	(16,349)	—	—	(16,349)	—	(16,349)
Foreign currency translation adjustment	—	—	—	—	432	—	432	—	432
Balance, March 31, 2023	107,155,654	$12	$791,703	$(704,841)	$1,803	$(4)	$88,673	$3,847	$92,520
Vesting of RSUs	605,975	—	—	—	—	—	—	—	—
Issuance of RSAs	376,325	—	—	—	—	—	—	—	—
Exercise of common stock options	46,583	—	13	—	—	—	13	—	13
Stock-based compensation expense	—	—	3,697	—	—	—	3,697	—	3,697
Issuance of common warrants	—	—	14,598	—	—	—	14,598	—	14,598
Net loss	—	—	—	(15,770)	—	—	(15,770)	—	(15,770)
Foreign currency translation adjustment	—	—	—	—	20	—	20	—	20
Balance, June 30, 2023	108,184,537	$12	$810,011	$(720,611)	$1,823	$(4)	$91,231	$3,847	$95,078
Vesting of RSUs	260,215	—	—	—	—	—	—	—	—
Issuance of RSAs	24,500	—	—	—	—	—	—	—	—
Exercise of common stock options	98,829	—	28	—	—	—	28	—	28
Exercise of common warrants	408,231	—	882	—	—	—	882	—	882
Stock-based compensation expense	—	—	3,762	—	—	—	3,762	—	3,762
Issuance of common warrants	—	—	8,245	—	—	—	8,245	—	8,245
Net loss	—	—	—	(23,220)	—	—	(23,220)	—	(23,220)
Foreign currency translation adjustment	—	—	—	—	(670)	—	(670)	—	(670)
Balance, September 30, 2023	108,976,312	12	822,928	(743,831)	1,153	(4)	80,258	3,847	84,105

See accompanying notes.

 NextNav INC.

CONDENSED Consolidated Statements of Cash Flows

(UNAUDITED)

(IN THOUSANDS)

	Nine Months Ended September 30,
	2024	2023
Operating activities
Net loss	$(69,609)	$(55,339)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,926	3,559
Equity-based compensation	11,162	12,643
Change in fair value of warranty liability	19,523	9,800
Change in fair value of asset purchase agreement liability	(2,217)	—
Realized and unrealized gain on short term investments	(517)	(501)
Equity method investment loss	118	157
Asset retirement obligation accretion	51	51
Amortization of debt discount	4,526	1,771
Changes in operating assets and liabilities:
Accounts receivable	97	(569)
Other current assets	269	1,246
Other assets	60	84
Accounts payable	527	(102)
Deferred revenue	6	(23)
Accrued expenses and other liabilities	5,144	2,140
Operating lease right-of-use assets and liabilities	874	476
Net cash used in operating activities	$(26,060)	$(24,607)

Investing activities
Capitalization of costs and purchases of network assets, property, and equipment	(182)	(2,541)
Purchase of internal use software	(354)	(708)
Purchase of marketable securities	(44,894)	(33,494)
Sale and maturity of marketable securities	30,500	35,249
Payment for asset purchase agreement liability	(2,732)	—
Net cash used in investing activities	$(17,662)	$(1,494)

Financing activities
Proceeds from senior secured notes	—	70,000
Payments towards debt issuance cost	—	(1,861)
Payments towards debt	(82)	(82)
Proceeds from exercise of common warrants	27,896	882
Redemption of non-controlling interests	40	—
Proceeds from exercise of common stock options	1,882	66
Net cash provided by financing activities	$29,736	$69,005
Effect of exchange rates on cash and cash equivalents	13	(2)
Net (decrease) increase in cash and cash equivalents	(13,973)	42,902
Cash and cash equivalents at beginning of period	81,878	47,230
Cash and cash equivalents at end of period	$67,905	$90,132

Non-cash investing and financing information
Capital expenditure included in Accrued expenses and other current liabilities	$159	$120
Issuance of warrants	$—	$22,843
Interest paid in shares of Common Stock	$1,867	$—

See accompanying notes.

NextNav INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the nine months ended September 30, 2024

1. Organization and Business

Principal Business

NextNav Inc. and its consolidated subsidiaries (collectively “NextNav” or the “Company”) deliver next generation positioning, navigation and timing (“PNT”) solutions designed to enable a high-quality, terrestrial complement and backup to the U.S. Global Positioning System (“GPS”).  NextNav’s solutions are built on a robust asset platform, including 8MHz of nearly nationwide wireless spectrum in the Lower 900MHz band, intellectual property and deployed network systems.  The Company, subject to appropriate regulatory approvals, has signed an agreement to acquire licenses for an additional 4MHz of spectrum in the Lower 900MHz band.  Additionally, on April 16, 2024, NextNav filed a petition for rulemaking with the Federal Communications Commission (“FCC”) to update the Lower 900MHz band plan to utilize a 15MHz nationwide configuration for both PNT and 5G broadband (the “Petition”).  The Petition is subject to an ongoing FCC regulatory review process, which includes the FCC’s issuance of a Public Notice seeking comment concerning the Petition on August 24, 2024. The Company’s Pinnacle system provides “floor-level” altitude service to any device with a barometric pressure sensor, including most off-the-shelf smartphones. The Company’s TerraPoiNT and NextGen systems are designed to overcome the limitations inherent in the space-based systems through a network of wide area terrestrial location transmitters that broadcast a PNT signal over the Company’s licensed spectrum, with NextGen intended to utilize standards-based 5G broadband technologies.

Since its inception, NextNav has incurred recurring losses and generated negative cash flows from operations and has primarily relied upon debt and equity financings to fund its cash requirements. During the nine months ended September 30, 2024 and 2023, the Company incurred net losses of $69.6 million and $55.3 million, respectively. During the nine months ended September 30, 2024 and 2023, net cash used in operating activities was $26.1 million and $24.6 million, respectively. As of September 30, 2024, cash and cash equivalents and marketable securities was $86.8 million.  The Company’s primary use of cash is to fund operations as NextNav continues to grow. The Company expects to incur additional losses and higher operating expenses for the foreseeable future, specifically as NextNav invests in ongoing research and development and its PNT networks.

Managing liquidity and the Company’s cash position is a priority of the Company. The Company continually works to optimize its expenses in light of the growth of its business and adapt to changes in the economic environment. The Company believes that its cash and cash equivalents and marketable securities as of September 30, 2024 will be sufficient to meet its working capital and capital expenditure needs, including all contractual commitments, beyond the next 12 months from the filing of this Quarterly Report on Form 10-Q. The Company believes it will meet longer term expected future cash requirements and obligations through a combination of its existing cash and cash equivalents balances and marketable securities, cash flows from operations, and issuance of equity securities or debt offerings. However, this determination is based upon internal financial projections and is subject to changes in market and business conditions.

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in these condensed consolidated financial statements.

Unaudited Interim Financial Information

The condensed consolidated financial statements as of September 30, 2024 are unaudited. These interim financial statements of NextNav have been prepared in accordance with U.S. General Accepted Accounting Principles (“GAAP”) and SEC instructions for interim financial information and should be read in conjunction with NextNav’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”), which the Company filed with the SEC on March 13, 2024.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and reflect, in management’s opinion, all adjustments of a normal, recurring nature that are necessary for the fair statement of the Company’s financial position as of September 30, 2024, results of operations for the three and nine months ended September 30, 2024 and 2023, and changes in stockholders’ equity and cash flows for the nine months ended September 30, 2024 and 2023, but are not necessarily indicative of the results expected for the full fiscal year or any other period.

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

The Company invests excess cash primarily in U.S. treasury bills, U.S. government and government agency bonds, and money market funds. The Company classifies all marketable securities that have stated maturities of three months or less from the date of purchase as cash equivalents, and those that have stated maturities of over three months as short-term investments on the Condensed Consolidated Balance Sheets. The Company determines the appropriate classification of investments in marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. Marketable securities that are held for resale are classified as "trading securities" and are measured at fair value with the related gains and losses, including unrealized, recognized in interest expense, net. Marketable securities not classified as held to maturity or as trading securities are classified as "available-for-sale securities" and the fair value option (“FVO”) was elected, for which related gains and losses, including unrealized gains and losses and interest, are recognized in interest expense, net. The FVO election allows the Company to account for the marketable securities at fair value, which is consistent with the manner in which the instruments are managed. For the nine months ended September 30, 2024, the Company recorded $517 thousand of gains from fair value changes from FVO available-for-sale debt securities in interest expense, net in the Condensed Consolidated Statements of Comprehensive Loss. There were no debt securities classified as available-for-sale in 2023.

Revenue

The following table presents the Company’s revenue disaggregated by category and source:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Commercial	$1,084	$945	$3,225	$2,565
Government contracts	523	5	533	15
Equipment sales	—	77	—	77
Total revenue	$1,607	$1,027	$3,758	$2,657

Contract Balances

Accounts receivable are billed and unbilled amounts related to the Company’s rights to consideration as performance obligations are satisfied when the rights to payment become unconditional but for the passage of time. As of September 30, 2024 and December 31, 2023, the Company’s accounts receivable balances were comprised of $2.2 million and $2.3 million, respectively. The Company estimates losses on accounts receivable based on expected losses, including its historical experience of actual losses. Receivables are considered impaired and written-off when it is probable that all contractual payments due will not be collected in accordance with the terms of the agreement. As of September 30, 2024 and December 31, 2023, all accounts receivable balances were current and no allowances for doubtful accounts were recorded.

Contract liabilities relate to amounts billed in advance, or advance consideration received from customers, for which transfer of control of the good or service occurs at a later point in time. As of September 30, 2024 and December 31, 2023, the Company’s contract liabilities were $303 thousand and $297 thousand, respectively, and are recorded in deferred revenue in the Condensed Consolidated Balance Sheets.

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

The following details the amount of stock-based compensation included in cost of goods sold, research and development, and selling, general and administrative expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Cost of goods sold	$90	$561	$273	$1,705
Research and development	1,032	1,843	3,672	5,201
Selling, general and administrative	2,144	2,003	7,217	5,737
Total stock-based compensation expense	$3,266	$4,407	$11,162	$12,643

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

 The determination of the diluted weighted average shares is included in the following calculation of EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Numerator
Net loss attributable to common stockholders	$(13,609)	$(23,220)	$(69,609)	$(55,339)

Denominator
Weighted average shares – basic and diluted	126,429	108,045	118,978	107,504
Basic and diluted loss per share	$(0.11)	$(0.21)	$(0.59)	$(0.51)

The following details anti-dilutive unvested restricted stock units and unvested restricted stock awards, as well as the anti-dilutive effects of the outstanding warrants and stock options:

	Three Months Ended September 30,		Nine Months Ended September 30,
Antidilutive Shares Excluded	2024	2023	2024	2023
	(in thousands)		(in thousands)
Warrants	31,353	44,268	31,353	44,268
Stock Options	4,199	3,667	4,199	3,667
Unvested Restricted Stock Units	5,159	3,500	5,159	3,500
Unvested Restricted Stock Awards	231	334	231	334

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company operates as one reporting unit. When testing goodwill for impairment, the Company may first perform an optional qualitative assessment. If the Company determines it is not more likely than not the reporting unit’s fair value is less than its carrying value, then no further analysis is necessary. If the Company determines that it is more likely than not that the fair value of its reporting unit is less than its carrying amount, then the quantitative impairment test will be performed. Under the quantitative impairment test, if the carrying amount of the Company’s reporting unit exceeds its fair value, the Company will recognize an impairment loss in an amount equal to that excess but limited to the total amount of goodwill. No goodwill impairment was recorded for the three and nine months ended September 30, 2024 and for the year ended December 31, 2023. The following summarizes the Company's goodwill activities:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Beginning Balance	$17,977	$17,493
Changes in foreign exchange rates	208	(159)
Purchase price adjustment	—	(96)
Ending Balance	$18,185	$17,238

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

Non-controlling Interests

The non-controlling interest in the Company’s condensed consolidated financial statements represents the warrants for Nestwave, SAS (as subsequently renamed, “NextNav France”) shares that were owned by the selling shareholders of NextNav France. Holders of the warrants do not have the right to income or obligation to losses, and the Company has not attributed any net loss to the non-controlling interests. During the three months ended June 30, 2024, 399,636 warrants, which represented all of the NextNav France shares that remained subject to warrants, were exercised and 397,037 shares of the Company’s common stock were issued, resulting in redemption of non-controlling interests of $1.4 million. No NextNav France shares subject to warrants are outstanding after such exercise.

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

Net transaction gains (losses) from foreign currency contracts recorded in the Condensed Consolidated Statements of Comprehensive Loss were immaterial for the three and nine months ended September 30, 2024 and 2023. The only component of other comprehensive loss is currency translation adjustments for all periods presented. No income tax expense was allocated to the currency translation adjustments.

Recent Accounting Developments Not Yet Adopted

During the fourth quarter of 2023, the Financial Accounting Standards Board issued two Accounting Standards Updates (“ASUs”) that require additional disclosures related to reportable segments under ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”) and income taxes under ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-07 is effective for the Company's annual periods beginning January 1, 2024, and for interim periods beginning January 1, 2025, with early adoption permitted. It requires the Company to disclose information about significant expenses on an interim and annual basis for each reportable segment. ASU 2023-09 is effective for the Company's annual periods beginning January 1, 2026, with early adoption permitted and requires the Company to disclose additional information on the rate reconciliation and income taxes paid. The Company is currently evaluating the potential effect that the updated standards will have on the financial statement disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

3. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2024	December 31, 2023
	(in thousands)
Accrued salary and other employee liabilities	$4,310	$3,913
Accrued legal and professional services	1,471	324
Accrued interest	2,333	583
Asset purchase agreement liability(1)	7,567	—
Other accrued liabilities	1,378	1,772
Total	$17,059	$6,592

(1) Refer to Note 5 to the Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2024 included elsewhere in this Quarterly Report on Form 10-Q for more information.

4. Intangibles

Intangible assets as of September 30, 2024 and December 31, 2023 consisted of following (in thousands):

	September 30, 2024			December 31, 2023
	Gross Amount	Accumulated Amortization	Net Carrying Value	Gross Amount	Accumulated Amortization	Net Carrying Value
Indefinite-Lived intangible assets	$3,467	$—	$3,467	$3,467	$—	$3,467
Acquired Software	7,293	2,438	4,855	7,217	2,050	5,167
Acquired Technology	606	97	509	599	58	541
Internal Use Software	3,072	1,724	1,348	2,634	1,184	1,450
Total	$14,438	$4,259	$10,179	$13,917	$3,292	$10,625

The weighted average remaining useful lives of acquired software and acquired technology were 10.1 years as of September 30, 2024.

Amortization expense on intangibles assets was $0.3 million for each of the three months ended September 30, 2024 and 2023. Amortization expense on intangibles assets was $0.9 million and $0.8 million for the nine months ended September 30, 2024 and 2023, respectively. Future amortization is expected as follows:

2024	$288
2025	1,127
2026	945
2027	731
2028 and thereafter	3,621
$6,712

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
The Company subsequently received the Alameda Court Approval on March 28, 2024 and made the cash payment of $2.5 million in April 2024. The Company has recognized the cash consideration of $2.5 million within other current assets in the condensed consolidated balance sheet as of September 30, 2024.  Further, the Company recorded a current liability and prepaid asset of $9.8 million as of March 31, 2024 with respect to the fair value of shares expected to be issued (based on a 20-day volume weighted average price) equivalent to the $7.5 million First Noncash Consideration, as the payment obligation is upon passage of time and is not contingent. During the three and nine months ended September 30, 2024, the Company reduced the First Noncash Consideration liability by $0.3 million and $2.2 million, respectively, and recorded the gain in other income (expenses) in the condensed consolidated statement of comprehensive loss. The reduction was due to the fair value adjustment of shares expected to be issued, based on a 20-day volume-weighted average price, equivalent to the $7.5 million First Noncash Consideration. The fair value of the shares expected to be issued was determined based on non-observable pricing inputs in the market and is categorized accordingly as Level 3 in the fair value hierarchy. The Company accrues a loss contingency liability related to the nonrefundable prepayments if it is probable that the Transaction will be terminated or cancelled. As of September 30, 2024, management expects the Transaction to successfully complete, and no loss contingency liability was recorded.

The Asset Purchase Agreement provides for contingent consideration in the amount of $20 million, payable in shares of NextNav common stock. Payment is contingent upon the FCC granting additional flexibility in the use of M-LMS spectrum.

6. Equity Method Investment

As of September 30, 2024, the Company’s total ownership of MetCom Inc., a privately-owned Japanese joint stock company (kabushiki kaisha) (“MetCom”), consisted of 702,334 shares representing ownership of 14.8%. The Company provides licenses to its technology, infrastructure and subscriber equipment to MetCom to support MetCom’s efforts in commercializing terrestrial positioning technology (both TerraPoiNT and Pinnacle) in Japan. Due to the technological dependencies, the Company’s equity ownership and representation on MetCom’s board of directors, the Company has significant influence, but not controlling interest, over MetCom. The Company’s investment in MetCom is accounted for under the equity method. The basis difference in the Company’s cost basis and the basis reflected at the investee entity level is allocated to equity method goodwill and is not amortized. The Company recognized a loss of $37 thousand and $71 thousand in the three months ended September 30, 2024 and September 30, 2023, respectively, that is recorded in other income (expenses). The Company recognized a loss of $118 thousand and $157 thousand in the nine months ended September 30, 2024 and September 30, 2023, respectively. The carrying value of the Company’s investment in MetCom was $586 thousand and $705 thousand as of September 30, 2024 and December 31, 2023, respectively, and is classified in other long-term assets. The Company had $13 thousand and $107 thousand in accounts receivable from MetCom as of September 30, 2024 and December 31, 2023, respectively.

The Company holds a warrant (the “MetCom Warrant”) issued by MetCom which entitles the Company to purchase additional shares at an exercise price of JPY10 per share, such that the Company may obtain an aggregate total of 33% of MetCom common stock on an “as-converted” basis. The MetCom Warrant is subject to certain vesting conditions which were not met as of September 30, 2024; therefore, the MetCom Warrant was not exercisable.

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

The following table presents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
	(in thousands)
September 30, 2024
Cash and Cash Equivalents - Money Market Funds	$283	$—	$—	$283
Cash and Cash Equivalents - Available-for-sale debt securities with fair value option election	—	65,096	—	65,096
Short term investments - Available-for-sale debt securities with fair value option election	—	18,865	—	18,865
Private Placement Warrants	—	—	15,053	15,053
Asset purchase agreement liability	—	—	7,567	7,567

December 31, 2023
Cash and Cash Equivalents - Money Market Funds	$127	$—	$—	$127
Cash and Cash Equivalents - Trading debt securities	—	79,425	—	79,425
Short term investments - Trading debt securities	—	3,954	—	3,954
Private Placement Warrants	$—	$—	$7,053	$7,053

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

Level 3 Liabilities

The Company engaged a third-party valuation firm to assist with the fair value analysis of the Private Placement Warrants (as defined below). The analysis used commonly accepted valuation methodologies and best practices to determine the fair value of the equity, in accordance with fair value standards and U.S. GAAP. For the Private Placement Warrants that were outstanding as of September 30, 2024 and December 31, 2023, NextNav used a Monte Carlo simulation model. The following table shows the assumptions used in each respective model:

	September 30, 2024	December 31, 2023
	Values	Values
Stock Price	$7.49	$4.45
Strike price	$11.50	$11.50
Holding Period/Term (years)	2.07	2.82
Volatility	108.00%	66.90%
Expected dividends	None	None
Risk-Free Rate	3.65%	4.05%
Fair value of warrants	$3.55	$0.91

The following table shows the assumption used in valuing the First Noncash Consideration of asset purchase agreement liability to be settled in shares, equivalent to $7.5 million:

September 30, 2024
Values
20-day volume weighted average price	$7.42
Stock price	$7.49

The tables below provide a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3).

Warrants:	(in thousands)
Balance as of December 31, 2023	$7,053
Fair value adjustment of Private Placement Warrants	19,523
Reclassification of warrant liability to common stock warrants	(11,523)
Balance as of September 30, 2024	$15,053

Asset Purchase Agreement Liability:	(in thousands)
Balance as of December 31, 2023	$—
Initial recognition of asset purchase agreement liability	9,784
Fair value adjustment of asset purchase agreement liability	(2,217)
Balance as of September 30, 2024	$7,567

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

The carrying value of the Notes was $53.0 million as of September 30, 2024 net of debt discount of $17.0 million. Net amortization of the debt discount totaled $1.6 million and $4.5 million for the three and nine months ended September 30, 2024, respectively. Net amortization of the debt discount totaled $1.3 million and $1.8 million for the three and nine months ended September 30, 2023, respectively. The total estimated fair value of the Notes approximates the carrying value of the Notes as of September 30, 2024. The fair value was determined based on no observable pricing inputs in the market and is categorized accordingly as Level 3 in the fair value hierarchy.

Additional Interests

The Notes are subject to additional interest of up to 0.50% per annum if (i) the Company fails to timely make certain required filings with the SEC, until such filings are made, or (ii) the Notes are not otherwise freely tradeable under Rule 144 under the Securities Act.

Redemption and Early Repayment

The Company may redeem the Notes, in whole or in part, at any time on or after May 9, 2024 (the one-year anniversary of the Initial Closing) at a redemption price equal to 101% of the principal amount of the Notes, plus any accrued and unpaid interest.

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

As of September 30, 2024, the Company was in compliance with all of the applicable debt covenants described above.

9. Warrants and Warrant Liability

As of September 30, 2024, NextNav had 31,352,520 warrants outstanding, which includes: (a) 14,509,798 public warrants associated with Spartacus Acquisition Corp.’s (“Spartacus”) initial public offering (the “Public Warrants”), (b) 4,240,192 warrants issued to Spartacus in a private placement on the initial public offering closing date (the “Private Placement Warrants”) and (c) 12,602,530 warrants issued in connection with the Notes (the Debt Warrants, as further described in Note 8).

The Private Placement Warrants are classified as a liability on the Company’s Condensed Consolidated Balance Sheet as of September 30, 2024. During the three and nine months ended September 30, 2024, 1,259,322 and 3,510,338 Private Placement Warrants were reclassified from liability to equity (Public Warrants), respectively. The terms included in the Private Warrants that initially precluded equity classification were no longer applicable. Accordingly, NextNav reclassified $4.8 million and $11.5 million from warrant liability to additional paid-in capital during the three and nine months ended September 30, 2024, respectively.

Holders of the Public Warrants, Private Placement Warrants and Debt Warrants are entitled to acquire shares of common stock of NextNav. With respect to the Public Warrants and Private Placement Warrants, each whole warrant entitles the registered holder to purchase one share at an exercise price of $11.50 per share. The Public Warrants and Private Placement Warrants expire on October 28, 2026. With respect to the Debt Warrants, each warrant entitles the registered holder to purchase one share at an exercise price of $2.16 per share. The Debt Warrants expire on June 1, 2027. During the three months ended September 30, 2024, 3,176,236 Debt Warrants were exercised for an aggregate of $6.9 million in cash. During the nine months ended September 30, 2024, 12,915,166 Debt Warrants were exercised for an aggregate of $27.9 million in cash. During the three and nine months ended September 30, 2023, no Debt Warrants were exercised.

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

The Company had the right to redeem for cash the applicable pro rata portion of any Debt Warrant on each of May 1, 2025, September 1, 2025 and December 1, 2025, in each case, at a redemption price of $0.01 per share of underlying common stock, where there exists both a Funding Shortfall (as defined in the Debt Warrant) and the market price of the underlying common stock, calculated in accordance with the provisions of the Debt Warrants, exceeds 130% of the exercise price of the Debt Warrants. The fair value of the Debt Warrants was $22.8 million on the issuance date and was classified as debt discount. The fair value was determined based on no observable pricing inputs in the market and is categorized accordingly as Level 3 in the fair value hierarchy. The Company agreed to file a registration statement under the Securities Act, registering the resale of the Debt Warrants and the shares of common stock underlying the Debt Warrants within 35 business days of the Initial Closing. The Company filed such registration statement with the SEC on June 23, 2023, which the SEC declared effective on June 29, 2023.

10. Common Stock

As of September 30, 2024, NextNav had authorized the issuance of 600,000,000 shares of capital stock, par value, $0.0001 per share, consisting of (a) 500,000,000 shares of common stock and (b) 100,000,000 shares of undesignated preferred stock. As of September 30, 2024, NextNav had 127,677,549 shares of common stock issued and 127,545,321 shares of common stock outstanding. The Company has no preferred stock issued or outstanding as of September 30, 2024 or December 31, 2023.

11. Commitments and Contingencies

Litigation and Legal Matters

From time to time, the Company is party to litigation and other legal matters incidental to the conduct of its business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company accrues liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of September 30, 2024, the Company was not involved in any such matters, individually or in the aggregate, which management believes would have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.

12. Income Taxes

The Company computes its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pretax income or loss and adjusts the provision for discrete tax items recorded in the period. A valuation allowance has been established against the Company’s U.S. federal and state deferred tax assets, which results in an annualized effective tax rate for the Company’s U.S. operations of 0.0%. During the three months ended September 30, 2023, a valuation allowance was established against the Company’s French deferred tax asset. For the three months ended September 30, 2024, the Company recorded an income tax provision of $26 thousand related to foreign tax activity in India on a pretax loss of $13.6 million, resulting in an effective tax rate of (0.2)%. For the three months ended September 30, 2023, the Company recorded an income tax provision of $24 thousand related to foreign tax activity in India on a pretax loss of $23.2 million, resulting in an effective tax rate of (0.1)%. For the nine months ended September 30, 2024, the Company recorded an income tax provision of $138 thousand related to foreign tax activity on a pretax loss of $69.5 million, resulting in an effective tax rate of (0.2)%. For the nine months ended September 30, 2023, the Company recorded an income tax provision of $159 thousand related to foreign tax activity in India on a pretax loss of $55.2 million, resulting in an effective tax rate of (0.3)%. These effective tax rates differ from the U.S. federal statutory rate primarily due to the valuation allowance against the Company’s domestic and French deferred tax assets.

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

Overview

We are the market leader in delivering resilient, next generation positioning, navigation and timing (“PNT”) solutions designed to complement and back up existing Global Positioning System (“GPS”) and Global Navigation Satellite Systems (“GNSS”) by addressing the limitations and vulnerabilities inherent in space-based systems. Our complementary PNT solutions are built on a deep asset base, which we are evolving to utilize 5G New Radio (“5G NR”) technologies. We expect NextGen, the evolution of our technology platform to 5G NR, to significantly improve the efficiency and flexibility of our operations, technically enabling the delivery of high-quality PNT based on a 5G broadband deployment.  Since the inception of NextNav, LLC in 2007, we have secured valuable Federal Communications Commission (“FCC”) licenses for a contiguous 8 MHz band of Lower 900MHz spectrum covering over 90% of the U.S. population, subject to appropriate regulatory approvals have signed an agreement to acquire licenses for an additional 4MHz of Lower 900MHz spectrum, and standardized our TerraPoiNT technology in 3GPP, the global telecommunications standards-setting body. As of September 30, 2024, we held approximately 161 patents related to our systems and services.

On April 16, 2024, we petitioned the FCC to commence a rule making to update the Lower 900MHz band plan to allow us to utilize a 15MHz nationwide configuration for both PNT and 5G broadband (the “Petition”). We believe that modernizing the Lower 900MHz Band will simultaneously enable a high-performing terrestrial PNT network to complement and back up GPS, a critical national security imperative, and add 5G mobile broadband capacity, a substantial public interest benefit.  As part of the ongoing FCC regulatory process, on August 6, 2024, the FCC issued a Public Notice seeking public comments concerning the Petition.  Our NextGen technology is designed to allow one or more partners to integrate our Lower 900MHz spectrum into their 5G networks, while we implement, operate and manage additional PNT-optimized infrastructure over the 5G network.

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

As of September 2024, TerraPoiNT is deployed and available, with metro-wide service in the San Francisco Bay Area and select services available in over 90 markets nationally. In addition, NextNav supports a system deployed by the National Aeronautics and Space Administration at its Langley Research Center in Hampton, VA for drone operations research and is contracted to provide service at its Ames facility in Mountain View, CA, leveraging our network in the Bay Area.

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

Operating Expense

Cost of Goods Sold

Cost of goods sold (“COGS”) consist of personnel-related expenses, including salaries, benefits and stock-based compensation, and allocated facility costs for our operations and manufacturing teams. COGS also includes expenses for site leases, cost of equipment, software license costs, including cloud hosting costs, and professional services related to the maintenance of the equipment at each leased site. Our operations costs may increase for the foreseeable future as we continue to invest in our NextGen, Pinnacle and TerraPoiNT technologies in domestic U.S. and international markets.

Research and Development

Research and development expenses consist of personnel-related expenses, including salaries, benefits and stock-based compensation, and allocated facility costs for our research and development functions. Research and development costs also include outside professional services for software and hardware development, and software license costs, including cloud hosting costs. We expect our research and development costs to increase for the foreseeable future as we continue to invest in research and development for our current and future products.

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

We expect our selling, general and administrative expenses to increase for the foreseeable future with the growth of our business, in pursuit of regulatory and technology initiatives, and as a result of operating as a public company, including compliance with the rules and regulations of the SEC, legal, audit, and additional insurance expenses, investor relations activities, and other administrative and professional services.

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

Results of Operations

The following table sets forth our statements of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Revenue	$1,607	$1,027	$3,758	$2,657
Operating expense:
Cost of goods sold (1)	2,585	3,232	8,270	9,397
Research and development (1)	3,545	5,007	12,325	14,579
Selling, general and administrative (1)	8,016	6,152	24,570	18,722
Depreciation and amortization	1,313	1,256	3,926	3,559
Total operating expenses	15,459	15,647	49,091	46,257
Operating loss	(13,852)	(14,620)	(45,333)	(43,600)
Interest expense, net	(2,217)	(1,740)	(6,706)	(1,614)
Other income (expense)	2,486	(6,836)	(17,432)	(9,966)
Loss before income taxes	(13,583)	(23,196)	(69,471)	(55,180)
Provision for income taxes	26	24	138	159
Net loss	$(13,609)	$(23,220)	$(69,609)	$(55,339)

(1)

Cost of goods sold, research and development, and selling, general and administrative expense for the periods do not include depreciation and amortization, which is presented separately in the Condensed Consolidated Statements of Comprehensive Loss, but include stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Cost of goods sold	$90	$561	$273	$1,705
Research and development	1,032	1,843	3,672	5,201
Selling, general and administrative	2,144	2,003	7,217	5,737
Total stock-based compensation expense	$3,266	$4,407	$11,162	$12,643

Comparison of the Three Months Ended September 30, 2024 and 2023

Revenue

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	(in thousands)
Revenue	$1,607	$1,027	$580	56.5%

Revenue increased by $0.6 million, or 56.5%, to $1.6 million for the three months ended September 30, 2024 from $1.0 million for the three months ended September 30, 2023. The increase was driven by an increase in service revenue from technology and services contracts with government and commercial customers. For the three months ended September 30, 2024, one customer accounted for 54% of total revenue and another customer accounted for 32% of total revenue. For the three months ended September 30, 2023, one customer accounted for 69% of total revenue and another customer accounted for 15% of total revenue.

Operating Expense

Cost of Goods Sold (COGS)

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	(in thousands)
COGS	$2,585	$3,232	$(647)	(20.0)%

COGS decreased by $0.6 million, or 20.0%, to $2.6 million for the three months ended September 30, 2024 from $3.2 million for the three months ended September 30, 2023. The decrease was primarily driven by a $0.5 million decrease in stock-based compensation, a $0.1 million decrease in outside consulting expenses, a $0.1 million decrease in software license expenses, and a $0.1 million decrease in cost related to sale of equipment. The decreases were partially offset by a $0.2 million increase in payroll-related expenses.

Research and Development

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	(in thousands)
Research and development	$3,545	$5,007	$(1,462)	(29.2)%

Research and development expenses decreased by $1.5 million, or 29.2%, to $3.5 million for the three months ended September 30, 2024 from $5.0 million for the three months ended September 30, 2023. The decrease was primarily driven by a $0.8 million decrease in stock-based compensation, a $0.4 million decrease in software license expenses, a $0.2 million decrease in outside consulting expenses, and a $0.2 million decrease in other operational expenses. The decreases were partially offset by a $0.1 million increase in payroll-related expenses.

Selling, General and Administrative

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	(in thousands)
Selling, general and administrative	$8,016	$6,152	$1,864	30.3%

Selling, general and administrative expenses increased by $1.9 million, or 30.3%, to $8.0 million for the three months ended September 30, 2024 from $6.2 million for the three months ended September 30, 2023. The increase was primarily driven by a $1.1 million increase in professional services, a $0.4 million increase in payroll-related expenses driven by headcount cost, a $0.3 million increase in marketing and recruiting cost, a $0.2 million increase in outside consulting expenses, and a $0.1 million increase in stock-based compensation. The increases were partially offset by a $0.2 million decrease in directors’ and officers’ insurance.

Depreciation and Amortization

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	(in thousands)
Depreciation and amortization	$1,313	$1,256	$57	4.5%

Depreciation and amortization expenses increased by $0.1 million, or 5%, to $1.3 million for the three months ended September 30, 2024 from $1.3 million for the three months ended September 30, 2023. The increase in depreciation and amortization expense is primarily attributable to placing the TerraPoiNT network assets in service since the third quarter of 2023.

Interest Expense, Net

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	(in thousands)
Interest expense, net	$(2,217)	$(1,740)	$(477)	27.4%

Interest expense, net of interest income, increased by $0.5 million, or 27%, to $2.2 million for the three months ended September 30, 2024 from $1.7 million for the three months ended September 30, 2023. The increase in interest expense was due to interest and amortization of debt discounts on our senior secured notes issued during the second and third quarters of 2023 and lower interest income earned from our cash and cash equivalents balance and on marketable securities.

Other Income (Expense)

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	(in thousands)
Other income (expense)	$2,486	$(6,836)	$9,322	(136.4)%

Other income was $2.5 million for the three months ended September 30, 2024 compared with other expense of $6.8 million for the three months ended September 30, 2023. The change was primarily driven by the changes in the fair value of warrants and asset purchase agreement liability.

Comparison of the Nine Months Ended September 30, 2024 and 2023

Revenue

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	(in thousands)
Revenue	$3,758	$2,657	$1,101	41.4%

Revenue increased by $1.1 million, or 41.4%, to $3.8 million for the nine months ended September 30, 2024 from $2.7 million for the nine months ended September 30, 2023.The increase was driven by an increase in service revenue from technology and services contracts with government and commercial customers. For the nine months ended September 30, 2024, one customer accounted for 65% of total revenue, while another customer represented 14%, and a third customer contributed 12% of total revenue. For the nine months ended September 30, 2023, one customer accounted for 80% of total revenue.

Operating Expense

Cost of Goods Sold (COGS)

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	(in thousands)
COGS	$8,270	$9,397	$(1,127)	(12.0)%

COGS decreased by $1.1 million, or 12%, to $8.3 million for the nine months ended September 30, 2024 from $9.4 million for the nine months ended September 30, 2023. The decrease was primarily driven by a $1.4 million decrease in stock-based compensation, a $0.2 million decrease in outside consulting expenses, and a $0.2 million decrease in other operational expenses. The decreases were partially offset by a $0.6 million increase in payroll-related expenses, and a $0.1 million increase in non-recurring engineering services.

Research and Development

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	(in thousands)
Research and development	$12,325	$14,579	$(2,254)	(15.5)%

Research and development expenses decreased by $2.3 million, or 15.5%, to $12.3 million for the nine months ended September 30, 2024 from $14.6 million for the nine months ended September 30, 2023. The decrease was primarily driven by a $1.5 million decrease in stock-based compensation, a $0.5 million decrease in software license expenses, a $0.3 million decrease in outside consulting expenses, a $0.2 million decrease in other operational expenses, and a $0.1 million decrease in professional services. The decreases were partially offset by a $0.3 million increase in payroll-related expenses.

Selling, General and Administrative

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	(in thousands)
Selling, general and administrative	$24,570	$18,722	$5,848	31.2%

Selling, general and administrative expenses increased by $5.8 million, or 31.2%, to $24.6 million for the nine months ended September 30, 2024 from $18.7 million for the nine months ended September 30, 2023. The increase was primarily driven by a $2.2 million increase in payroll-related expenses driven by headcount costs, executive and employment separation costs, a $2.0 million increase in professional services, a $1.4 million increase in stock-based compensation, a $0.4 million increase in outside consulting expenses, a $0.3 million increase in marketing and recruiting cost, and a $0.2 million increase in other operational expenses. The increases were partially offset by a $0.7 million decrease in directors’ and officers’ insurance.

Depreciation and Amortization

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	(in thousands)
Depreciation and amortization	$3,926	$3,559	$367	10.3%

Depreciation and amortization expenses increased by $0.4 million, or 10%, to $3.9 million for the nine months ended September 30, 2024 from $3.6 million for the nine months ended September 30, 2023. The increase in depreciation and amortization expense is primarily attributable to placing TerraPoiNT network assets in service since the third quarter of 2023.

Interest Expense, Net

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	(in thousands)
Interest expense, net	$(6,706)	$(1,614)	$(5,092)	315.5%

Interest expense, net of interest income, for the nine months ended September 30, 2024 was $6.7 million. Interest income, net of interest expense, for the nine months ended September 30, 2023 was $1.6 million. The increase in interest expense was due to interest and amortization of debt discounts on our senior secured notes issued during the second and third quarters of 2023.

Other Expense

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	(in thousands)
Other expense	$(17,432)	$(9,966)	$(7,466)	74.9%

Other expense was $17.4 million for the nine months ended September 30, 2024 compared with other expense of $10.0 million for the nine months ended September 30, 2023. The change was primarily driven by the changes in the fair value of warrants and asset purchase agreement liability.

Liquidity and Capital Resources

We have incurred losses since our inception and to date have generated only limited revenue. We have primarily relied upon debt and equity financings to fund our cash requirements. During the nine months ended September 30, 2024 and 2023, we incurred net losses of $69.6 million and $55.3 million, respectively. During the nine months ended September 30, 2024, our net cash used in operating activities and investing activities was $26.1 million and $17.7 million, respectively. During the nine months ended September 30, 2023, our net cash used in operating activities and investing activities was $24.6 million and $1.5 million, respectively. As of September 30, 2024, we had cash and cash equivalents and marketable securities of $86.8 million and an accumulated deficit of $829.8 million. We expect to incur additional losses and higher operating expenses for the foreseeable future. Our primary use of cash is to fund our operations as we continue to grow our business. We will require a significant amount of cash for expenditures as we invest in ongoing research and development and our PNT networks.

Managing liquidity and our cash position is a priority of ours. We continually work to optimize our expenses in light of the growth of our business, and adapt to changes in the economic environment. We believe that our cash and cash equivalents and marketable securities as of September 30, 2024 will be sufficient to meet our working capital and capital expenditure needs, including all contractual commitments, beyond the next 12 months from the filing of this Quarterly Report on Form 10-Q. We believe we will meet longer term expected future cash requirements and obligations through a combination of our existing cash and cash equivalents balances and marketable securities, cash flows from operations, and issuance of equity securities or debt offerings.  However, this determination is based upon internal financial projections and is subject to changes in market and business conditions.

In 2023, we issued $70.0 million in aggregate principal amount of senior secured notes with a fixed interest rate of 10% to the lenders thereto. Such notes will mature on December 1, 2026 with interest payable semi-annually in arrears on June 1 and December 1 of each year. We may elect, at our sole discretion, to pay up to 50% of the accrued and unpaid interest on the senior secured notes due with our common stock. Refer to Note 8 to our condensed consolidated financial statements for the three and nine months ended September 30, 2024 included elsewhere in this Quarterly Report on Form 10-Q.

Cash Flows

The following table summarizes our cash flows for the period indicated:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(26,060)	$(24,607)
Net cash used in investing activities	(17,662)	(1,494)
Net cash provided by financing activities	29,736	69,005

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

Net cash used in operating activities during the nine months ended September 30, 2024 was $26.1 million, resulting primarily from a net loss of $69.6 million adjusted for non-cash charges of $11.2 million for stock-based compensation, non-cash expense of $19.5 million for change in the fair value of warrant liability, $3.9 million for depreciation and amortization, and $4.5 million for amortization of debt discount. These changes were partially offset by a net increase in operating liabilities of $7.0 million, non-cash income of $2.2 million for change in fair value of asset purchase agreement liability and $0.5 million realized and unrealized gain on marketable securities.

Net cash used in operating activities during the nine months ended September 30, 2023 was $24.6 million, resulting primarily from a net loss of $55.3 million adjusted for non-cash charges of $12.6 million for stock-based compensation, non-cash expense of $9.8 million for change in the fair value of warrant liability, $3.6 million for depreciation and amortization, $1.8 million for amortization of debt discount, $0.5 million realized and unrealized gain on marketable securities, and $0.2 million for equity method investment loss. Additionally, there was a net decrease in operating assets of $3.3 million.

Cash Flows from Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2024 was $17.7 million, representing net purchase of marketable securities of $14.4 million, and cash used for asset purchase agreement of $2.7 million and cash used for property and equipment, including internal use software of $0.6 million.

Net cash used in investing activities during the nine months ended September 30, 2023 was $1.5 million, representing proceeds from the sale and maturity of marketable securities, partially offset by cash used for property and equipment primarily related to the deployment of the Pinnacle and TerraPoiNT network and internal use software.

Cash Flows from Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2024 was $29.7 million, primarily reflecting cash proceeds from exercise of warrants and stock options.

Net cash provided by financing activities during the nine months ended September 30, 2023 was $69.0 million, primarily reflecting cash proceeds from senior secured loans and partially offset by debt issuance cost.

Critical Accounting Policies and Significant Management Estimates

For a discussion of our critical accounting policies and estimates, please refer to Item 7 under Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Form 10-K and Note 2 to our condensed consolidated financial statements for the three months ended September 30, 2024 included elsewhere in this Quarterly Report on Form 10-Q.

Recently Issued and Adopted Accounting Standards

For information regarding new accounting pronouncements, and the impact of these pronouncements on our condensed consolidated financial statements, refer to Note 2 to our condensed consolidated financial statements for the nine months ended September 30, 2024 included elsewhere in this Quarterly Report on Form 10-Q.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

(b) Use of Proceeds from Sale of Registered Equity Securities

None.

(c) Purchases of Equity Securities by the Issuer

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Plans

On August 14, 2024, Robert Lantz, Senior Vice President, General Counsel and Secretary, adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K) intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “10b5-1 trading plan”) under the Exchange Act of 1934, as amended (the “Exchange Act”). This 10b5-1 trading plan provides for the potential sale of up to 56,641 shares. Pursuant to its terms, this 10b5-1 trading plan is expected to remain in place until the earlier of (i) March 31, 2025 and (ii) the date on which all transactions under such plan are completed.

On August 29, 2024, Mariam Sorond, President, Chief Executive Officer and a Director, adopted a 10b5-1 trading plan. This 10b5-1 trading plan provides for the potential sale of 45% of the gross shares of common stock to be issued to Ms. Sorond upon the vesting and settlement of her restricted stock units (“RSUs”) with vesting dates of November 29, 2024, February 28, 2025, May 29, 2025, and August 29, 2025. The aggregate number of shares of common stock that will be available for sale under this 10b5-1 plan after vesting and settlement of her RSUs is 440,075 shares. Pursuant to its terms, this 10b5-1 trading plan is expected to remain in place until the earlier of (i) September 30, 2025 and (ii) the date on which all transactions under such plan are completed.

On August 30, 2024, Christian Gates, Executive Vice President and Chief Financial Officer, adopted a 10b5-1 trading plan. This 10b5-1 trading plan provides for the potential sale of 45% of the gross shares of common stock to be issued to Mr. Gates upon the vesting and settlement of his RSUs with vesting dates of December 15, 2024, January 27, 2025, March 15, 2025, April 27, 2025, June 15, 2025, July 27, 2025, and September 15, 2025. The aggregate number of shares of common stock that will be available for sale under this 10b5-1 plan after vesting and settlement of his RSUs is 34,136 shares. Pursuant to its terms, this 10b5-1 trading plan is expected to remain in place until the earlier of (i) September 30, 2025 and (ii) the date on which all transactions under such plan are completed.

On August 30, 2024, Sammaad Shams, Chief Accounting Officer, adopted a Rule 10b5-1trading plan. This 10b5-1 trading plan provides for the potential sale of 40% of the gross shares of common stock to be issued to Mr. Shams upon the vesting and settlement of his RSUs with vesting dates of December 15, 2024, December 18, 2024, January 22, 2025, March 15, 2025, March 18, 2025, June 15, 2025, June 18, 2025, July 22, 2025, September 15, 2025 and September 18, 2025. The aggregate number of shares of common stock that will be available for sale under this 10b5-1 plan after vesting and settlement of his RSUs is 9,082 shares. Pursuant to its terms, this 10b5-1 trading plan is expected to remain in place until the earlier of (i) September 25, 2025 and (ii) the date on which all transactions under such plan are completed.

 No other officers (as defined in Rule 16a-1(f) of the Exchange Act) or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K) during the fiscal quarter ended September 30, 2024.

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

**

This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXTNAV INC.

Date: November 13, 2024	By:	/s/ Christian D. Gates
	Name:	Christian D. Gates
	Title:	Executive Vice President, Chief Financial Officer and Principal Financial Officer

Date: November 13, 2024	By:	/s/ Sammaad R. Shams
	Name:	Sammaad R. Shams
	Title:	Chief Accounting Officer and Principal Accounting Officer

