Form 10-K
period 2024-12-31
NEXTNAV INC.
filed 2025-03-12
CIK 1865631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2024

OR

 ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _____ to _____

Commission File Number: 001-40985

NextNav Inc.

(Exact name of registrant as specified in its charter)

Delaware	87-0854654
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11911 Freedom Dr. Ste. 200 Reston, VA	20190
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (800) 775-0982

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	NN	The Nasdaq Capital Market
Warrants, each to purchase one share of Common Stock	NNAVW	The Nasdaq Capital Market

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

As of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates of the registrant was $627,979,108 (based on the closing price of $8.11 per share as reported on the Nasdaq Capital Market as of that date).

There were 131,451,767 shares of the registrant’s common stock outstanding as of March 7, 2025.

Documents Incorporated by Reference

Portions of the registrant’s Definitive Proxy Statement relating to the 2025 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

NEXTNAV INC.

Annual Report on Form 10-K for the Fiscal Year ended December 31, 2024

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

The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements about:

1.	expectations related to the successful resolution of our petition before the Federal Communications Commission (“FCC”) to modify our Lower 900 MHz licenses;
2.	expectations regarding our strategies and future financial performance, including our future business plans or objectives, expected functionality of our geolocation services, anticipated timing and level of deployment of our services, anticipated demand and acceptance of our services, prospective performance and commercial opportunities and competitors, the timing of obtaining regulatory approvals, ability to finance our research and development activities, commercial partnership acquisition and retention, products and services, pricing, marketing plans, operating expenses, market trends, revenue, liquidity, cash flows and uses of cash, capital expenditures, and our ability to invest in growth initiatives;
3.	our ability to recognize the anticipated benefits of the Asset Purchase Agreement (as defined in Note 3 in the notes to the consolidated financial statements below), and any subsequent asset purchases, mergers, acquisitions, or other similar transactions, which may be affected by, among other things, competition, and the ability of the combined business to grow and manage growth profitably;
4.	factors relating to our future operations, projected capital resources and financial position, estimated revenue and losses, projected costs and capital expenditures, prospects and plans, including the potential increase in customers, the expansion of our services in Japan through MetCom, and expectations about other international markets;
5.	projections of market growth and size, including the level of market acceptance for our services;
6.	our ability to adequately protect key intellectual property rights or proprietary technology;
7.	our ability to evolve our technology to be compatible with 5G NR, and realize the technical benefits of such proposed evolution;
8.	our ability to maintain our Location and Monitoring Service (“LMS”) licenses and obtain additional LMS licenses as necessary;
9.	our ability to maintain adequate operational financial resources or raise additional capital or generate sufficient cash flows, including the adequacy of our financial resources to meet our operational and working capital requirements for the 12-month period following the issuance of this report;
10.	our ability to develop and maintain effective internal controls;
11.	our success in recruiting and/or retaining officers, key employees or directors;
12.	expansion plans and opportunities;
13.	costs related to being a public company;
14.	our ability to maintain the listing of our securities on Nasdaq; and
15.	the outcome of any known and unknown litigation and regulatory proceedings.

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

Risks Related to the Business and the Industry

●	We have incurred significant losses since inception. We expect to incur losses in the future, may not be able to achieve or maintain profitability, and may need to raise additional capital to maintain our operations in the future.
●	The developing nature of our technology and product services makes it difficult to evaluate our future prospects and the risks and challenges we may encounter.
●

The Indenture governing our senior secured notes contains restrictions and other provisions regarding events of default that may make it more difficult to execute our strategy or to effectively compete, or that could materially and adversely affect our financial position.

●	Our ability to sell Pinnacle z-axis service may be limited and depends on third-party adoption and market demand.
●

The majority of our business plan depends on selling services that must be licensed and integrated into our customers’ platforms for sales to end users, and we typically only generate revenue from the arrangements when end users access those third-party platforms and utilize our services.

●

Depending on whether the FCC grants approval of our petition, we may not be successful in the evolution of our operations to utilize 5G NR signals, which will increase our costs and may increase the challenge of adopting our services, and the time it takes us to evolve our service may differ from our estimates.

●	We face intense competition in our market, especially from competitors that offer their location services for free, which could make it difficult for us to acquire and retain customers and end users.
●	We face competition from multiple sources.
●	We rely, in part, on AT&T for distribution of our services to FirstNet® customers.
●	Our services may not continue to be adopted or retained by wireless carriers and device vendors for E911.
●	Our Pinnacle service in smartphones relies on the availability of barometric pressure measurements and 2D location being made available to us or our customers.
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

●	We rely on a limited number of key vendors, including Amazon Web Services, for timely supply of components or services for our service offerings. If these vendors experience problems, we could fail to obtain the equipment and services, which could adversely affect our business, results of operations and financial condition.
●	Our services are available within defined network footprints, and if we are not able to deploy new infrastructure, we will not be able to expand our service area.
●

There is no guarantee that Federal and state government resilient PNT programs or our current commercial opportunities will result in procurements or in the adoption of our services or revenue to us, and the process that may result in such adoption or revenue may be delayed.

●

Our business depends on the use of location by a wide range of applications, including public safety and E911 applications, and which may include mobile marketing applications in the future. Privacy concerns relating to location data, generally, and our technology could damage our reputation and deter current and potential users from using our products and applications.

●	Natural or man-made disasters or terrorist attacks could have an adverse effect on our business.
●

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

●	We may become subject to litigation arising out of any security breaches, which may adversely affect our business.
●	We maintain insurance policies to cover certain losses relating to our information technology systems, but there is no certainty that our policy limits will be sufficient to cover all liabilities that we may face as the result of security incident and there is no assurance that we will be able to maintain our current policies or secure new policies in the future.
●

We depend on the availability of personnel with the requisite level of technical expertise in the telecommunications industry. We depend on key members of our senior management team; our performance could be adversely impacted if they depart and we cannot find suitable replacements.

●	Our results could be adversely impacted as a result of increased inflation and supply chain pressure impacting our or our vendors’ expenses and availability of resources and components.
●	The failure to successfully obtain, maintain and enforce intellectual property rights and defend against challenges to our intellectual property rights could adversely affect us.
●	Global economic conditions may directly or indirectly increase our risks from supply chain, cybersecurity, foreign currency fluctuations, or other factors.
●

Strategic transactions, including mergers, acquisitions and divestitures, involve significant risks and uncertainties that could adversely affect our business, financial condition, results of operations, cash flows and equity.

iii

Risks Related to Legal and Regulatory Matters

●	Our business depends on access to radio spectrum to provide certain of our location services and access to such spectrum is not a certainty.
●

If we are able to convert our signal transmissions to a 5G NR platform, the FCC may not permit us to realize all of the benefits of our 5G NR architecture, including the additional transmission of high-throughput non-PNT-related voice and data alongside our PNT data.

●	Our FCC licenses authorize the use of radio frequencies that are shared with other radio services, which could result in harmful interference and impairment to our use of our licensed spectrum.
●	Our LMS licenses are subject to renewal by the FCC and no certainty exists that we will be able to secure ongoing renewals of our licenses.
●	Our retention and use of our LMS licenses has been the subject of ongoing objections by third parties that could result in the revocation or non-renewal of our LMS licenses.
●	Many of our LMS licenses are subject to end-of-term build-out requirements maintained by the FCC and no certainty exists that we will be able to comply with the build out requirements for all of our licenses.
●	A portion of our business plan targets government customers, which subjects us to risks, including early termination, audits, investigations, sanctions and penalties.
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

iv

PART I

Item 1. Business.

Overview

We are the market leader in delivering resilient, next generation, complementary positioning, navigation and timing (“PNT”) solutions designed to overcome the limitations and vulnerabilities of the existing space-based Global Positioning System (“GPS”) and Global Navigation Satellite Systems (“GNSS”). We are evolving our complementary PNT solutions to use 5G New Radio (“5G NR”) technologies (“NextGen”), in conjunction with our Petition for Rulemaking filed with the FCC, to update and reconfigure the Lower 900MHz band and our spectrum licenses. We expect the evolution of our platform to NextGen will significantly improve the efficiency, flexibility, and scale of our operations, technically enabling the delivery of high-quality PNT based on a 5G broadband network. Our NextGen solution is being designed to allow one or more partners to integrate our Lower 900 MHz spectrum into their 5G networks. We expect that this will result in wide-scale availability of both complementary PNT services and additional broadband capacity.

Our complementary PNT solutions are built on a deep asset base, including valuable FCC licenses. Our licenses include a contiguous 8 MHz block of 900 MHz M-LMS spectrum covering over 90% of the U.S. population, and on March 7, 2024, we signed an agreement, subject to appropriate regulatory approvals, to acquire an additional 4 MHz of M-LMS licenses covering part of the U.S. population. On April 16, 2024, we petitioned the FCC to commence a rule making to reconfigure and update the rules governing the Lower 900 MHz band plan to allow us to utilize a 15 MHz nationwide configuration for both PNT and 5G broadband (“Petition”). The Petition is subject to an ongoing FCC regulatory review process. We believe that modernizing the Lower 900 MHz band will simultaneously enable a high-quality terrestrial PNT network to complement and back up GPS, address a critical national security vulnerability, and add 5G broadband capacity. We have been granted more than 145 patents related to our systems and services, and standardized certain of our technologies with the 3rd Generation Partnership Project (3GPP), a global telecommunications standards-setting body.

The impact of GPS on the U.S. economy was nearly $1.4 trillion in the aggregate between 1984 and 2017, according to data from a National Institute of Standards and Technology (“NIST”)-sponsored study conducted by RTI International (“RTI”), and the European Commission estimated the annual impact on the economy of the European Union in its 2018 budget process as EUR1.2 trillion. The usage of GPS services is also rapidly expanding, with its presence in devices in the U.S. increasing from 600 million devices to 900 million devices between 2015 and 2019, according to information presented to the National Space-Based PNT Advisory Board by the National Coordination Office for Space-Based PNT. PNT resiliency is a priority of the U.S. Federal Government and is rising in priority in the European Union, non-European Union countries in Eastern Europe and in other parts of the world due to both the demonstrated vulnerability and lack of local control of space-based signals and systems. Critical infrastructure, including communications networks and power grids, require a reliable GPS signal for accurate timing. A failure of GPS could be catastrophic, and there is no comprehensive, terrestrial backup that is widely deployed today. The Department of Homeland Security has also classified the PNT vulnerabilities from GPS as cyber security threats, and the U.S. Department of Transportation (“DoT”) has also outlined a Complementary PNT Action Plan, among other key federal initiatives. Higher performance and availability will continue to expand the reach and value of PNT solutions, while terrestrial resilience is essential to protect the vast economic activity that is reliant on GPS.

Simultaneously, demand for wireless data services continues to grow. The backbone of wireless data services, electromagnetic spectrum, is a finite resource. Our spectrum licenses, which lie in the Lower 900 MHz band, are referred to as “low-band spectrum.” There is a finite amount of low-band spectrum available, and low-band spectrum has favorable coverage characteristics compared to higher frequencies, including the ability to provide services indoors and over greater distances. These characteristics result in its ability to be used for coverage and to be deployed more economically, with higher-frequency spectrum often used to provide additional capacity in targeted locations. The transition to 5G NR for our PNT services will provide a technical capability to support broadband data services, which, subject to appropriate regulatory approvals, may allow the spectrum to be utilized to help meet the continued, growing demand for wireless data capacity.

As we evolve our technology platform to NextGen and pursue regulatory changes to the Lower 900 MHz band and our spectrum licenses, we continue to deliver high-quality PNT services through our Pinnacle and TerraPoiNT solutions. Our Pinnacle solution, launched in partnership with AT&T Services, Inc. (“AT&T”) as part of its FirstNet® initiative, can provide accurate altitude service to any device with a barometric pressure sensor and covers over 90% of commercial structures over three stories in the U.S. Our Pinnacle system is primarily used for public safety applications, including enhanced 911 (“E911”) for Verizon Communications, Inc. (“Verizon”), and a growing number of devices operating on the remaining national cellular network providers.

Our TerraPoiNT system is a terrestrially based dedicated, complementary PNT network designed to overcome the limitations inherent in the space-based nature of GPS. GPS is a faint, unencrypted signal, which is often unavailable indoors, distorted in urban areas, and vulnerable to both jamming and spoofing. TerraPoiNT overcomes these limitations through a network of wide-area location transmitters that broadcast a PNT signal on our licensed Lower 900 MHz M-LMS spectrum. Unlike GPS, the TerraPoiNT signal can be reliably received indoors and in urban areas, is difficult to jam or spoof compared to GPS, and can support signal authentication (e.g., encryption). Further, the TerraPoiNT signal can embed Pinnacle information to provide a full three-dimensional PNT solution. TerraPoiNT received the highest scores in testing by the DoT reported in 2021 regarding potential PNT backup solutions, in each category tested, and was the only solution evaluated capable of providing the full set of services provided by GPS. Continuing our engagement with the DoT, in 2024 we were awarded a contract to establish performance characteristics for TerraPoiNT to allow DoT to incorporate our solutions into a clearinghouse of solutions defined in the DoT Complementary PNT Action Plan, for potential use by Federal government customers.

Our Strategy

Domestically, we operate primarily as a service provider, leveraging our intellectual property, spectrum assets, and partnerships with key customers. Our target customers include wireless carriers, applications developers, and adjacent businesses selling PNT products and systems to end users, and Federal, state, and local governmental entities. Subject to regulatory approvals and the successful evolution of our technology to align with 5G NR standards, our NextGen platform and spectrum can be used to offer both high-quality PNT and high-bandwidth data capabilities.  We deploy sensor and network capabilities, either directly or with our customers and partners, and license access to our technologies and the data generated by our networks to our customers. Internationally, we provide equipment, software, and services to our customers to enable them to partner in the operation of our systems in their home markets. The key elements of our strategy include:

●

Continue to build on our leadership in complementary PNT. We anticipate that the expanded availability of our systems, especially NextGen, will provide enhanced value to existing customers and open new vertical markets. In addition to our relationship with FirstNet®, built with AT&T, and our public safety offerings, we are continuing to grow our E911 service, including with Verizon, and have licensed our technology to devices operating on the remaining nationwide wireless carriers. In July 2024, we were awarded a contract by the DoT to establish performance characteristics for TerraPoiNT to enable the DoT to incorporate our solutions into a future DoT PNT clearinghouse, which will facilitate purchase of complementary PNT by U.S. Federal agencies. We plan to continue to work closely with the DoT and other agencies, as well as the U.S. Congress, to drive our PNT solutions to become a critical component of national complement and backup capabilities for GPS.

●

Evolve our system to be fully aligned with 5G NR standards. Evolving the technical foundation of our system to 5G NR will allow us to provide high-quality PNT services in conjunction with 5G broadband services. We anticipate that this may allow us to significantly increase the scope of potential customers and partners, reduce our time to market, improve the geographic coverage of our business, and align our operations with the mainstream global cellular ecosystem. Collectively, we anticipate these benefits will increase the potential reach of our services. We expect to operate our NextGen PNT services in partnership with one or more broadband partners.

●

Pursue the completion of our petition before the FCC to modernize rules governing the Lower 900 MHz band. It is a priority of the Company to secure appropriate regulatory approvals to maximize the use of our spectrum and enable the delivery of a widescale complementary PNT solution over a 5G NR broadband deployment. We are engaged with the FCC, stakeholders in the Lower 900 MHz band, and other stakeholders in the industry in seeking to ensure the availability of wide-scale complementary PNT services.

Industry Background

PNT services are used in nearly every facet of our economy. Cellular and electrical distribution systems depend on GPS-based timing, the mobile app economy relies on location to create innovative services and to drive data and advertising revenue, and public safety and E911 saves lives every day with the use of location services.

GPS has powered the global economy for nearly 40 years. Without high-precision timing from GPS, cellular systems would quickly fail and the distribution of electricity would be impacted, while GPS-based location facilitates everything from aviation and wireless 911 location to the mobile app economy. Based on research performed for NIST by RTI in 2019, for example, GPS alone is calculated to have provided nearly $1.4 trillion to the U.S. economy in the aggregate between 1984 and 2017, with nearly a quarter of that value, exceeding $300 billion, delivered in the last year of their analysis. In 2018, the European Union estimated the economic contribution of “GNSS” to their economies to be EUR1.2 trillion. Driving that growth has been the significant adoption of GPS in devices of all kinds, growing from 600 million devices in 2015 in the U.S. to 900 million devices in 2019, according to information presented to the National Space-Based PNT Advisory Board by the National Coordination Office for Space-Based PNT. GPS and GNSS services, however, have inherent, demonstrated vulnerabilities that put these and other space-based services at risk.

In October 2024, we commissioned The Brattle Group (“Brattle”), an economic consulting firm, to calculate the economic value of a terrestrial PNT backup and complement to GPS. In its 2024 report, Brattle focused on two broad groups of benefits: (i) the value to specific segments of the economy; and (ii) the value to the military. Brattle estimated that a one-day global GPS outage could cost the American economy $1.6 billion, and NextNav’s terrestrial PNT proposal could prevent a loss of $663 million to the American economy. For a 30-day outage, the loss could be as large as $58.2 billion, and the NextNav proposal could prevent $31.9 billion of that loss. Given the probability of outage events, Brattle estimated the value to the American economy of the proposed terrestrial PNT approach to be $10.8 billion. Brattle found that the value of added resilience to the military is $3.8 billion, based on the military’s willingness to pay for GPS resilience and anti-jamming capabilities. According to Brattle, the total quantified value of a GPS backup is $14.6 billion.

Meanwhile, 5G NR technologies are also driving enhanced network performance, capacity, and efficiency across multiple industry verticals. 5G NR enables low-latency, high-throughput connectivity. The technology also improves spectral efficiency, which allows operators to increase returns on investment in licensed spectrum, and, in NextNav’s case, to improve both the density and availability of PNT signals. The technology can also support many different applications, including ultra-reliable low-latency communications (URLLC), enhanced mobile broadband (eMBB), and massive machine-type communications (mMTC). These capabilities permit 5G NR to support high-performance broadband services as well as emerging use cases in autonomous systems, industrial automation, and the Internet of Things (IoT).

Our Solutions

Our location systems have been engineered to provide comprehensive solutions to the limitations and vulnerabilities inherent in GPS and other satellite-based services. Key GPS limitations include:

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

Our service platforms include Pinnacle, our altitude (z-axis) solution, TerraPoiNT, which is similar to a terrestrial GPS constellation, and we are developing NextGen, which is being designed to bring complementary, high-quality PNT capabilities to a standards-based 5G NR broadband platform. We expect our NextGen solution to offer wide-scale service, be inherently secure and provide broad service access to appropriately-equipped devices that use location services, including consumer devices such as smartphones.

NextGen

We are evolving our operations to NextGen, which utilizes 5G NR technology. Once fully realized, we expect 5G NR-based NextGen services to result in wide-scale geographic deployment and broad 5G device compatibility. PNT systems are the core services provided by GPS, and NextGen can be thought of as a shared, land-based GPS satellite constellation, operating simultaneously with 5G broadband data services. We expect that NextGen services will be naturally resilient to service disruption and significantly more resistant to jamming than GPS. If GPS is disrupted or destroyed, a NextGen transmitter is designed to continue to operate and provide similar service within the NextGen service area. If one NextGen transmitter is disrupted, service is designed to continue from other nearby transmitters. Thus, there is the potential for both local- and wide-area resilience embedded in the basic system design. Our NextGen services are expected to leverage proven cellular infrastructure, which has been designed to provide wide-scale coverage, and will be able to complement GPS by extending PNT availability to urban canyons and indoor locations where GPS reception is challenging.

We anticipate NextGen will increase our spectrum utilization significantly, allowing us to offer both high-quality PNT services and broadband data using the same spectrum. This increased data transmission capacity could be used, subject to FCC approval, to provide other types of 5G NR-based two-way voice and data transmission services while simultaneously improving our PNT capabilities. Our plans to deploy NextGen with one or more broadband data partners could result in minimal capital expenditures by us related to the operation of our high-quality PNT services, while our wireless broadband partners could benefit from the proven economics of additional broadband capacity.

TerraPoiNT

TerraPoiNT is our prior-generation 3D PNT system, which was standardized in the global telecommunications standards group, 3GPP, Release 13 as Metropolitan Beacon System (“MBS”).  TerraPoiNT was designed to maximize compatibility with GPS and other GNSS receivers. We have licensed elements of our receiver technology to third-party chipset providers and device vendors, typically with no per device royalty, to enable the reception of our signal on their devices.

TerraPoiNT can be thought of as a dedicated, land-based GPS satellite constellation. TerraPoiNT service is made available through a highly distributed terrestrial network of transmitters and is naturally resilient to service disruption and significantly more resistant to jamming than GPS. If GPS is disrupted or destroyed, a TerraPoiNT transmitter continues to operate and provide similar service within the TerraPoiNT service area. If one TerraPoiNT transmitter is disrupted, service continues from other nearby transmitters. Thus, there is both local and national resilience embedded in the basic system design.

Pinnacle

Pinnacle provides devices equipped with a barometric pressure sensor and software connected to our systems with high quality wide-area altitude service. This service is currently available in the top 105 major U.S. markets, which include more than 4,400 cities and more than 90% of commercial buildings that exceed three stories. In November 2022, Pinnacle service was launched by MetCom in Japan. The technologies underlying Pinnacle are integrated into our TerraPoiNT services and are planned to be incorporated into NextGen.

Because our Pinnacle technology relies on measurements available with the hardware currently used in most mobile phones and tablets, it can be made available for mass market applications, as well as enterprise, public safety, and other applications. Our Pinnacle service is delivered to customers over an applications programming interface (“API”) or via a software development kit (“SDK”) integrated into the relevant applications.

Privacy and Data Security

We understand that protection of data and privacy is critically important to the end-users of our services. Our core privacy principles are:

●	Transparency: We are transparent about our data practices, and we comply with our privacy policies and agreements so customers and business partners can make informed decisions.

●	Control: We have implemented appropriate means for our customers and business partners to control relevant personal and business information.

●	Security: We endeavor to protect the data entrusted to us by using strong security protocols. NextNav maintains a cybersecurity team, responsible for threat monitoring, protection of internal and customer-facing systems and third-party compliance testing of NextNav’s cyber security controls.

●	Compliance: We respect and comply with local privacy laws, ensuring that privacy-by-design is a core consideration as we develop our products and services.

●	Consent: We require appropriate opt-in consent for the provision of all of our services, consistent with the requirements of local law.

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

We are not required to use AT&T wireless sites for network expansion and may establish new service areas through independently acquired site leases or with other partners.

Our TerraPoiNT network is deployed, operated, and maintained by us. The equipment is installed at traditional wireless sites with a mix of towers and rooftops. We monitor the network health through the same NOC as the Pinnacle network and directly dispatch our employees or maintenance contractors if needed.

We anticipate operating our NextGen services in partnership with one or more broadband data providers. We anticipate that the radio network infrastructure will be deployed, and the broadband services operated, by such broadband data providers. We plan to utilize these facilities to operate our PNT services, the signal for which will be embedded in the 5G NR broadband transmission.

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

In 2019, we entered into an equipment hosting agreement with AT&T that has a seven-year term (subject to earlier termination after three years in certain circumstances), expiring in October 2026. Under the terms of the equipment hosting agreement, AT&T is providing all site-related services during AT&T’s continued use of the service. Our services agreement with AT&T for distribution of our services to FirstNet® customers expires in October 2025.

Competition and Competitive Advantages

GPS and GNSS services are broadly used across a large number of both industries and specific use cases, however, multiple technologies provide, or are planned to provide, services to complement and backup GPS.  Depending upon the specific use case, we both compete with and complement other geolocation services, as part of the “system of systems” required to provide a comprehensive solution to this market.  Key technologies participating in this segment include enhanced long-range navigation (“eLORAN”), low Earth orbit (“LEO”) satellite systems, and various short-range commercial systems.

●	eLORAN is an advanced version of the World War II-era hyperbolic radio navigation system that was developed in response to the perceived vulnerability of the GNSS systems. eLORAN has historically been targeted towards maritime and aviation applications. If deployed, eLORAN may also be well-suited to long-range time distribution.

●	LEO Satellite Systems offer primarily timing service based on signals transmitted from LEO satellite constellations. LEO systems potentially offer global coverage. However, for use cases requiring terrestrial signal strength, their signals are not as strong as those from terrestrial-based systems. LEO systems are subject to similar physical vulnerabilities as GPS.

●	Commercial Location Systems, including legacy cellular systems, crowd-sourced systems and locally managed systems, are complements to GPS but generally rely on GPS or highly local surveys for their core performance. Most commercial location systems do not provide an independent timing source, so are limited in their ability to be a viable backup to GPS.

Other technologies to deliver PNT independently of GPS are under development or in the early stages of testbed deployment. These include the National Association of Broadcasters’ Broadcast Positioning Service (“BPS”). BPS seeks to supply PNT signals broadcast from terrestrial television towers using ATSC 3.0, an international standard from the Advanced Television Systems Committee. However, it has been demonstrated that BPS has accuracy limitations relative to GPS. BPS also depends on ATSC 3.0, which is not universally adopted by broadcasters, and has an uncertain adoption pipeline among consumer electronics manufacturers and industry stakeholders.

Subject to appropriate regulatory approvals, we believe that our NextGen solution offers the most economically viable wide-scale, terrestrial complement and backup to GPS that can be adopted in consumer devices such as smartphones. Because our NextGen solution leverages 5G broadband, we anticipate the capital expenditures associated with the network deployment will be associated with our future 5G partnerships, and we do not plan to seek Federal appropriations for the deployment of our NextGen system. While no single solution can complement and backup all GPS use cases, we believe that we offer an important component to securing the nation’s PNT infrastructure.

Intellectual Property

Our ability to drive innovation in PNT services depends in part upon our ability to protect our core technologies and intellectual property. We rely upon a combination of patent, trademark, and trade secret laws in the United States and abroad, as well as license agreements and other contractual protections. In addition, we seek to protect our intellectual property rights through nondisclosure and invention assignment agreements with our employees and consultants and through non-disclosure agreements with business partners and other third parties.

We regularly file applications for patents and have a significant number of patents in the United States and other countries where we do business.

As of December 31, 2024, we had approximately 149 issued patents domestically and internationally, which includes approximately 129 issued patents in the U.S. In addition, we had approximately 82 pending patent applications, which includes approximately 43 pending patent applications in the U.S.

Sales and Marketing

We sell our solutions directly to customers or through partners. For example, we maintain an equity interest in our partner in Japan, MetCom, to operate our high-quality PNT systems for commercial services. Additionally, we expect existing customers to expand their contracts with us for the deployment of additional services. New service offerings and product features will be introduced over time to increase market share and grow the total addressable market for our services.

Our marketing strategies are focused on supporting sales growth by (i) driving awareness; (ii) developing comprehensive sales and marketing content; and (iii) scaling our efforts with our partners and customers. We drive awareness for our solutions and our customers’ successes through communications efforts and participation to leading industry standards.

Research and Development

We have significant in-house capabilities in the engineering and development of location-based technology. The services that we provide are largely based on designs and technologies developed by us for our use, some of which we subsequently standardized. We invest significant resources into research and development programs because we believe our ability to maintain and extend our market share depends, in part, on our continuous innovations. These innovations offer a unique value proposition for our customers and differentiate us from our competitors. Our research and development team consists of more than 65 employees, who are responsible for the development of our high-quality PNT solutions. Our research and development team consists of talented engineers, scientists, and professionals who have been pioneers in location-based services. Our primary areas of focus in research and development include, but are not limited to:

●	Radiolocation position and navigation technologies;

●	Precision timing and time distribution;

●	4G/5G positioning and timing systems;

●	5G RAN and core architecture;

●	E911 service delivery;

●	Altitude determination, including barometric altitude determination; and

●	Location verification techniques, including techniques to mitigate spoofing.

Human Capital

We pride ourselves on the quality of our world-class team and seek to hire employees dedicated to our strategic mission. Our employees typically have significant experience working with location systems. As of December 31, 2024, we employed 96 full-time employees, the majority in our headquarters in Reston, Virginia and in our facility in Santa Clara, California. Over 65 of our employees are engaged in research and development and related functions, and more than half of these employees hold advanced engineering and scientific degrees, including many from the world’s top universities.

To date, we have not experienced any work stoppages and consider our relationship with our employees to be good. None of our employees are either represented by a labor union or subject to a collective bargaining agreement.

Facilities

We maintain a distributed workforce with facilities in Reston, Virginia, Santa Clara, California, Puteaux, France, Noida, India and Bangalore, India. Our principle executive office is in Reston, Virginia. Our corporate offices in Virginia include executive, finance, and regulatory functions, while our California facility hosts our operations and technology development, among other functions. Our French and Indian locations are focused on software development and research and development functions. We may add additional facilities in other locations in the future.

Regulatory

There are government regulations pertaining to our operation, use, and export of our vertical location and PNT solutions, some of which are currently applicable to us and others that will become applicable to us as we expand our operations. As we expand service to additional countries and regions, we will become subject to additional governmental approvals and regulations.

Radio Spectrum

Certain of our services rely on the use of radio communications spectrum, which is regulated in the United States and in most other countries. In the United States, spectrum access is licensed and regulated by the FCC. We hold radio licenses issued by the FCC that authorize the use of 8 MHz of contiguous spectrum in the 900 MHz band covering more than 90% of the population in the United States, and on March 7, 2024, we announced an agreement, subject to appropriate regulatory approvals, to acquire an additional 4 MHz of M-LMS licenses in parts of the United States. These licenses and the FCC rules impose obligations on us regarding the use of this spectrum, including power and operational limits, coexistence, build-out, and usage requirements, and a license renewal obligation. We must comply with these requirements to retain access and use of these spectrum resources.

On April 16, 2024, we filed a Petition for Rulemaking with the FCC, seeking to significantly accelerate and expand the availability of our PNT services as a complement and backup to GPS through a modernization of the Lower 900 MHz band, and the configuration and operating rules governing our licenses. The Petition is subject to an ongoing FCC regulatory review process.

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

Business Combination

On October 28, 2021 (the “Closing Date”), we consummated a business combination pursuant to the terms of the Agreement and Plan of Merger, dated as of June 9, 2021, by and among us, Spartacus Acquisition Corp., a Delaware special purpose acquisition company (“Spartacus”), NextNav Holdings, LLC, a Delaware limited liability company (“Holdings”) and the other parties thereto (the “Business Combination”). As a result of the Business Combination, certain blocker entities formed by Holdings equity holders, Holdings and the various operating subsidiaries of Holdings became our wholly owned subsidiaries, with the equity holders of each of such blocker entities and Holdings and Spartacus’ stockholders becoming our stockholders. In connection with the Business Combination, we changed our name to NextNav Inc. and the Nasdaq ticker symbols for our common stock and warrants to “NN” and “NNAVW,” respectively.

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

Our principal executive office is located at 11911 Freedom Dr., Ste. 200, Reston, VA 20190. Our telephone number is (800) 775-0982, and our website address is www.nextnav.com. Information contained on, or accessible through, our website is provided for textual reference only and does not constitute part of, and is not incorporated by reference into, this Annual Report on Form 10-K.

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

We have incurred significant losses since inception. For the years ended December 31, 2024, 2023 and 2022, we incurred net losses of $101.9 million, $71.7 million and $40.1 million, respectively. Furthermore, any expansion of our services will result in increased operating costs. As a result, our losses are expected to continue and we may not achieve profitability when expected, or at all. Even if we do, we may not be able to maintain or increase profitability.

We expect our operating expenses to increase over the next several years as we scale our operations and increase research and development efforts relating to new offerings and technologies. These efforts may be more costly than we expect and may not result in meaningful revenue or growth in our business. Any failure to initiate and increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow. If our future growth and operating performance fail to meet investor or analyst expectations, or if we have future negative cash flow or losses resulting from expanding our operations, this could have a material adverse effect on our business, financial condition and results of operations.

We believe that our cash and cash equivalents and marketable securities as of December 31, 2024 will be sufficient to meet our working capital and capital expenditure needs, including all contractual commitments, beyond the next 12 months from the date of filing this Annual Report on Form 10-K. We expect to meet longer term expected future cash requirements and obligations through a combination of cash flows from operations and issuance of equity securities or debt offerings. However, this determination is based upon internal financial projections of operating cash flows and is subject to changes in market and business conditions. Our ability to obtain debt financing and/or issue equity securities on acceptable terms, or at all, will depend on, among other things, our financial performance and credit ratings, general economic factors, including inflation and prevailing interest rates, the condition of the credit and capital markets and other events, some of which may be beyond our control.

The developing nature of our technology and product services makes it difficult to evaluate our future prospects and the risks and challenges we may encounter.

We have been focused on developing the next generation of complementary and backup PNT services and in order for us to be profitable, our services require substantial adoption across disparate industries, and may further depend on the deployment of our NextGen technology. Our existing services have been adopted for E911 and public safety customers, but we have not achieved broad adoption across all industries that may be necessary to achieve significant revenue growth or profitability. Risks and challenges we have faced or expect to face in connection with commercially marketing our services include our ability to:

●	forecast our revenue and budget for and manage our expenses;

●	attract new customers and retain existing customers;

●	effectively manage our growth and business operations, including planning for and managing capital expenditures for our current and future infrastructure, and managing our supply chain and supplier relationships related to our services;

●	effectively manage our spending on sales and marketing in order to address a disparate set of industries;

●	comply with existing and new or modified laws and regulations applicable to our business;

●	anticipate and respond to macroeconomic changes and changes in the markets in which we operate;

●	secure the FCC rule changes needed to support the deployment of 5G-compatible PNT technologies;

●	maintain and enhance the value of our reputation and brand;

●	develop and protect intellectual property; and

●	hire, integrate and retain talented people at all levels of its organization.

There is ongoing volatility in the financial and capital markets. If our access to capital is restricted or associated borrowing costs increase as a result of developments in financial markets, our operations and financial condition could be adversely impacted.

If we fail to address the risks and difficulties that we face, including those associated with the challenges listed above as well as those described elsewhere in this “Risk Factors” section, our business, financial condition and results of operations could be adversely affected. Further, because we operate in a rapidly evolving market, any predictions about our future revenue, expenses and potential profitability may not be as accurate as they would be if we operated in a more developed market. Forecasting the revenue potential of our services is made more difficult by the fact that legacy location technologies, such as GPS, were developed by the U.S. Federal Government and made available to commercial users without charge. As a result, one of the adoption hurdles that must be overcome is convincing enterprise customers that the additional accuracy and security made available by our services justifies paying for them. We have encountered in the past, and we will encounter in the future, risks and uncertainties frequently experienced by growing companies with limited operating histories in rapidly changing industries. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our results of operations could differ materially from our expectations and our business, financial condition and results of operations could be materially and adversely affected.

The Indenture governing our senior secured notes contains restrictions and other provisions regarding events of default that may make it more difficult to execute our strategy or to effectively compete, or that could materially and adversely affect our financial position.

Subject to certain exceptions and qualifications, the Indenture Agreement governing the senior secured notes that we issued in 2023 (the “Indenture”) restricts our ability to, among other things, (i) incur indebtedness, other than certain forms of permitted debt, (ii) issue any preferred equity interests, (iii) create or permit to exist any lien on any property, other than certain limited forms of permitted encumbrances, (iv) merge, amalgamate, consolidate or sell all or substantially all assets, (v) make or hold any investment, other than certain forms of permitted investments, (vi) consummate certain asset sales, (vii) pay any dividend or other distribution with respect to any of our capital stock, (viii) make any payment (whether in cash, securities or other property), including any sinking fund or similar deposit, on account of the purchase, redemption, retirement, acquisition, cancellation or termination of any of our capital stock or any option, warrant or other right to acquire any such capital stock, or (ix) dispose or transfer intellectual property that is material to our business. These restrictions, and others set forth in the Indenture as discussed below, may make it difficult to successfully execute our business strategy or effectively compete with others that are not similarly restricted.

The Indenture also provides that a number of events will constitute an event of default, including, among other things, (i) a failure to pay interest on the notes for 30 days, (ii) a failure to pay the principal of the notes when due at maturity, upon any required repurchase, upon declaration of acceleration or otherwise, (iii) any breach of our covenants with respect to consummating restricted consolidations, mergers, or other sale transactions, (iv) the failure to comply with any of our other agreements contained in the Indenture or the notes for 60 days after notice from the trustee or certain holders, (v) the failure by certain of our subsidiaries to guarantee the notes pursuant to their obligations, (vi) an invalid or unperfected lien on any material portion of the collateral, subject to certain exceptions, (vii) a default or other failure by us to make required payments under our other indebtedness for money borrowed in excess of $1 million in the aggregate, (viii) a failure by us to pay final legal, arbitral or other judgments aggregating $1 million or more, and (ix) certain events of liquidation, reorganization, bankruptcy or insolvency.

If an event of default occurs and is continuing, additional interest will accrue on the notes at a rate of 2% per annum of the principal amount of the notes outstanding as of the occurrence of the event of default. We will also be required to pay additional interest of up to 0.50% per annum if (x) we fail to timely make certain required filings with the SEC, until such filings are made, or (y) the notes are not otherwise freely tradeable under Rule 144 under the Securities Act. If we fail to pay interest on the notes for 30 days or the principal of the notes when due, the trustee has the right to declare all the notes to be due and payable immediately. In the case of certain events of bankruptcy, all outstanding notes will become due and payable immediately. Any such events of default or other acceleration of, or any increase in the amounts otherwise payable on, our debt could have a material adverse effect on our liquidity, particularly if we are unable to negotiate mutually acceptable terms with the holders of the notes or if alternate funding is not available to us. Furthermore, if we are unable to repay the notes upon an acceleration or otherwise, we could be forced into bankruptcy or liquidation.

In addition, in the event of a change of control, each holder has the right, at such holder’s option and subject to the limitations set forth in the Indenture, to require us to repurchase for cash all or any portion of such holder’s notes at a price equal to 101% of the aggregate principal amount with accrued and unpaid interest.

Our ability to sell Pinnacle z-axis service may be limited and depends on third-party adoption and market demand.

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

Our business plans are dependent in part on the sale of location services to our customers, which are third-party developers who use our services to create applications for use in mobile devices, on vehicles and in other platforms. For these types of contracts, we recognize revenue when end users access and use our customers’ applications. As a result, our business plans are also dependent in part on the success of our customers in selling their own products and services to end users. Contracts of this type do not contain purchase commitments and our limited operating history makes estimating the future variable volume and revenue associated with these contracts difficult. If our customers take longer than expected to integrate our services into their applications or are unable to sell their applications in the volumes or timeframes we expect, then the use of our services by end users and the related recognition of revenue could be delayed or may never occur.

Depending on whether the FCC grants approval of our petition, we may not be successful in the evolution of our operations to utilize 5G NR signals, which will increase our costs and may increase the challenge of adopting our services, and the time it takes us to evolve our service may differ from our estimates.

We are currently evolving our core technology from one reliant on a transmission that was designed to be technically compatible with GPS and GNSS receivers to one that is being designed to be technically compatible with the 5G NR ecosystem. This carries risks related to the technical performance of this transmission and the availability of equipment in the 5G NR ecosystem compatible with our spectrum and operations. If the technical performance of the 5G NR transmission is not similar to the technical performance of our legacy technologies, then the market for our services may be diminished. We must also secure approval from the FCC for this modified use of our licensed spectrum. We have submitted a petition to the FCC seeking this authority, which has been opposed by certain other users in the lower 900 MHz band. The petition remains pending before the FCC. Finally, while we intend our signal to be compatible with the 5G NR ecosystem, we may not be successful at integrating our service into commercial 5G NR transmitters, core network, receivers or other system components, which would significantly reduce the market for our services.

If there are significant delays in our evolution to 5G NR-compatible technologies, including technology, ecosystem, standardization or regulatory delays, our ability to offer our services to customers including the U.S. Federal Government and commercial entities will be impacted. If any or all such delays occur, our business may be harmed.

Our NextGen technology plans are dependent upon entering into partnerships to utilize our spectrum licenses for 5G NR broadband services in the manner set forth in our petition before the FCC. If we are unsuccessful in entering into partnerships, we may not be able to deploy and operate our 5G NR broadband services, or we may not be able to do so profitably.

We face intense competition in our market, especially from competitors that offer their location services for free, which could make it difficult for us to acquire and retain customers and end users.

The market for development, distribution and sale of location services is highly competitive. Many of our competitors have strong name recognition, sizable customer bases and significantly greater financial, technical, marketing, public relations, sales, distribution and other resources than we do. These competitors often offer competing services for free and have the financial capabilities to continue to improve upon their location services offering without charging a fee. Certain of our competitors are already vying for market share in the 3D location space through their participation in a federal regulatory proceeding involving the FCC in which wireless carriers are being required to enter into relationships with 3D location vendors in order to enable accurate 3D location information to be conveyed to E911 emergency dispatchers with each wireless call made to E911 emergency services. Although we believe our services currently offer an improved functionality over the services offered for free, there is no certainty that we will be able to achieve broad market appeal for our 3D location services. In addition, there is no guarantee that our services will be as reliable and with the same geographic coverage as the currently available geolocation services, which may impact our ability to attract new or retain existing customers to utilize our products over the free services offered by our competitors. The performance of our services may vary based on ambient conditions, both physical and environmental, which may impact the timing and location accuracy of the system. If our services are not meaningfully superior to those available at lower or no cost, we may have difficulty selling our services, achieving widespread adoption of our services and our business, financial position and results of operations may be harmed.

We face competition from multiple sources.

Our services compete against: (i) other satellite and terrestrial based location technology offerings, such as GPS, Observed Time Difference of Arrival and terrestrial beacons; (ii) other providers of Wi-Fi and cell-based positioning, such as Google, Apple and Polaris; (iii) venue-based solutions such as Bluetooth Low Energy; and (iv) other proprietary location solutions. In the smartphone location provider market, because Apple and Google control a large percentage of the market share for smartphone operating systems, already provide their services on a nationwide basis, and offer location provider services free as part of the iOS and Android markets, we are constrained in the distribution and monetization of our services in that market. As noted above, those vendors that secure access to wireless handsets for their 3D location services may be able to leverage a significant competitive advantage over other location service vendors. There are also a number of new location technologies in development that may further increase competition to support location capabilities in various wireless devices (such as Internet of Things) and which may require us to meet more stringent accuracy standards.

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

We entered into an equipment hosting agreement with AT&T, expiring in October 2026 (subject to earlier termination after three years in certain circumstances), and there is no assurance that the agreement will be renewed. This AT&T agreement provides for such important capabilities as the hosting of our Pinnacle network at AT&T’s wireless sites, the provision of power to the Pinnacle network equipment and AT&T data service to enable the Pinnacle network equipment to communicate with us. We have no contractual right to require AT&T to continue its relationship with us beyond the existing term of the equipment hosting agreement and AT&T may elect not to renew our contracts or we and AT&T may not be able to come to an agreement on renewal or extension terms at or before the end of agreement term. If we cannot secure a renewal or extension of the equipment hosting agreement, we may have to construct a new Pinnacle network prior to expiration of the equipment hosting agreement. Constructing a new network would require significant time and resources that we may not be able to secure. In addition, if there is a delay in our ability to build a new network, our Pinnacle services may experience lengthy disruptions and outages. If we are unable to maintain our relationship with AT&T, our business, financial condition and results of operations would be harmed. Our ability to transmit data is dependent on AT&T’s wireless data network and on the associated power supply available within that network. We have experienced temporary and geographically limited service outages due to issues with the AT&T wireless data network and our forecasted value from the Pinnacle network and the other benefits of the AT&T agreement may be degraded by any similar future service outages or other disruptions.

We rely, in part, on AT&T for distribution of our services to FirstNet® customers.

We entered into a services agreement with AT&T that was to expire in October 2022, with no renewal terms. Thereafter, we amended the agreement by extending it until January 7, 2024, and the agreement has been further extended to October 24, 2025. This AT&T agreement, as amended, continues our relationship in which AT&T purchases, markets and sells our services to its FirstNet® subscribers. We have no contractual right to require AT&T to continue its relationship with us, and AT&T may decide not to renew our services contract prior to the end of the extended term. If we are not able to secure a further renewal or extension of our services agreement with AT&T, our ability to sell or market products to FirstNet® and other public safety customers may be impacted, and our business, financial and results of operations may be materially and adversely harmed.

Our services may not continue to be adopted or retained by wireless carriers and device vendors for E911.

We have expended significant resources developing, testing and licensing software and solutions targeted towards E911 services, the primary customers for which are wireless carriers. While we are currently providing service to Verizon, and provide services to devices operating on other carriers’ networks as customers for E911 services, our ability to retain these customers or sell our z-axis service to additional wireless carriers or device vendors for E911 in our coverage area depends upon the continued willingness of these carriers and device vendors to use our service to comply with FCC mandates. If carriers prefer competing solutions, or if our service is not able to meet future performance, geographic or other customer requirements, then the market for our services for E911 may be reduced.

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

Our customers market and distribute our products (including related mobile applications) through a variety of third-party distribution channels. Our ability to achieve broad market reach depends in part on the ability of our distribution partners and customers to use mobile application stores, such as the Apple App Store and Google Play Store. Both Apple and Google have broad discretion to change their policies regarding their mobile operating systems and app stores in ways that may limit, eliminate or otherwise interfere with our customers’ ability to distribute or market their applications through such stores. To the extent our customers are unable to maintain a productive relationship with either or both of them, our relationships with these customers may be impacted and our ability to achieve broad market reach will be impacted and our business, financial condition and results of operations could be adversely affected.

We rely upon Amazon Web Services to operate our cloud platform and any disruption of or interference with our use of Amazon Web Services or the need for additional cloud support would adversely affect our business, results of operations and financial condition.

We host our applications in Amazon Web Services’ (“AWS”) cloud infrastructure. Customers of our products need to be able to access our platform at any time, without interruption or degradation of performance. AWS runs its own platform that we access, and we are, therefore, vulnerable to service interruptions at AWS. We have experienced and we expect that in the future we may experience interruptions, delays and outages in service and availability from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions and capacity constraints. Capacity constraints could be due to a number of potential causes including technical failures, natural disasters, fraud or security attacks. In addition, if our security, or that of AWS, is compromised, our products or platform are unavailable or our users are unable to use our products within a reasonable amount of time or at all, then our business, results of operations and financial condition could be adversely affected. In some instances, we may not be able to identify the cause or causes of these performance problems within a period of time acceptable to our customers. To the extent that we do not effectively address capacity constraints and cost considerations, either through AWS or alternative cloud infrastructure, our business, results of operations and financial condition may be adversely affected. In addition, any changes in service levels from AWS may adversely affect our ability to meet our customers’ requirements. Further, our customers may require it to support additional cloud platforms beyond AWS, which would result in additional costs to our business.

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

The components required for our services and development are not available in high volume and are produced by a small number of vendors. We also depend on certain third-party services, in addition to those described elsewhere, for the provision of our services. If we are unable to procure these components or services or design or obtain effective alternatives, we may be unable to provide services to our customers, or develop our technology. In the event it becomes necessary to seek alternative vendors, we may be unable to obtain satisfactory replacement vendors on economically attractive terms on a timely basis, or at all, which could increase costs and may negatively impact our ability to expand our service offering or cause disruption in service.

If vendors of our equipment or providers of services on which we rely experience financial difficulties, service or billing interruptions, patent litigation or other problems or consolidate with larger entities, our growth and operating results could be negatively impacted. In addition, and without limiting the other risk factors specified herein relating to geopolitical and similar uncertainties, increases in tariffs or similar governmental authority actions may severely disrupt our supply chain and further degrade our ability to continue our existing, or find alternative, relationships with key component suppliers in a manner that materially harms our business.

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

There is no guarantee that Federal and state government resilient PNT programs or our current commercial opportunities will result in procurements or in the adoption of our services or revenue to us, and the process that may result in such adoption or revenue may be delayed.

We have expended significant resources to successfully market our resilient PNT services to U.S. Federal and state governments, or commercial customers. While the U.S. Congress has allocated financial resources for the purchase of resilient PNT systems, and Executive Order 13905 requires Federal agencies to consider resiliency requirements when procuring PNT systems, there is no guarantee that our resilient PNT system will be purchased by any Federal or state government entities. Further, government procurement cycles can be extended pending Congressional, regulatory, procurement process or other actions, and any market for our services that emerges in this sector may not generate revenue for an extended period of time, if at all.

Our TerraPoiNT services have not been implemented for broad commercial use, and there is no guarantee that TerraPoiNT services will be widely adopted. Key manufacturers of devices and chipsets may be unwilling to integrate TerraPoiNT processing capabilities and required components into their devices. Further, even if we are able to secure agreements with these leading manufacturers, the terms under which such integrations may occur may not be favorable to us. Further, there is no certainty that one of our competitors will not develop and commercialize a different solution in the meantime. In addition, our ability to sell TerraPoiNT service may be impacted by political or technological preferences. If we are unable to sell TerraPoiNT commercially, to additional government users, or to an international market, this will have a negative impact on our business.

Our business depends on the use of location by a wide range of applications, including public safety and E911 applications, and which may include mobile marketing applications in the future. Privacy concerns relating to location data, generally, and our technology could damage our reputation and deter current and potential users from using our products and applications.

Our business depends on the use of location by a wide range of applications, including public safety and E911 and which may include mobile marketing applications in the future. User perception about the sharing of location data and concerns, more broadly, about the collection of location data, or about our specific practices or the mobile applications that use our location services with regard to the collection, use, disclosure, or security of location information or other privacy related matters, even if unfounded, could damage our reputation and operating results, and could result in default and/or termination of agreements we have with various counterparties.

Natural or man-made disasters or terrorist attacks could have an adverse effect on our business.

Our services are built on a terrestrial-based technical infrastructure, which is vulnerable to damage or interruption from technology failures, power surges or outages, natural disasters(such as landslides, tornados, earthquakes, hurricanes and floods), fires, human error, terrorism, war, civil unrest, acts of god, pandemics, epidemics, intentional wrongdoing, cyber-security incidents, power losses, telecommunications failures or similar events. As a geolocation services provider, there is an increased risk that our technological infrastructure may be targeted in connection with terrorism or cyberattacks, either as a primary target, or as a means of facilitating additional attacks on other targets.

We are increasingly dependent on information technology systems and infrastructure to operate our business, so any such or similar events could materially disrupt our business operations or our provision of service in one or more markets. Costs we incur to restore, repair or replace our network or technical infrastructure, as well as costs associated with detecting, monitoring or reducing the incidence of unauthorized use, may be substantial and increase our cost of providing service. In addition, any of the aforementioned risks or events may be augmented if our business continuity and disaster recovery plans, or those of our supply chain, prove to be inadequate. If any of the above or similar events were to occur, we could experience an adverse impact to our business, financial condition and/or results of operations. Additionally, if applicable to any such events, our insurance may not be adequate to cover the costs associated. We also rely on third-party providers for certain of our infrastructure, any of which could also be subject to any such events, which could also have an adverse effect on our business.

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

Vulnerabilities can be exploited from inadvertent or intentional actions or omissions of our employees, third-party vendors, business partners, or by malicious third parties. Attacks of this nature are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives (including, but not limited to, industrial espionage) and expertise, including organized criminal groups, “hacktivists,” nation-states and others. For example, despite our efforts to secure our information technology systems and the data contained in those systems, including any efforts to educate or train our employees, we remain vulnerable to phishing attacks.

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

Although we have implemented certain systems, processes, and safeguards intended to protect our information technology systems and data from such threats and mitigate risks to our systems and data, we cannot be certain that threat actors will not have a material impact on our systems or services in the future. Our safeguards intended to prevent or mitigate certain threats may not be sufficient to protect our information technology systems and data due to the developing sophistication and means of attack in the threat landscape. Recent developments in the threat landscape include an increased number of cyber extortion and ransomware attacks, with increases in the amount of ransom demands and the sophistication and variety of ransomware techniques and methodology. Additionally, our third-party vendors or business partners’ information technology systems may be vulnerable to similar threats and our business could be affected by those or similar third-party relationships. The risk of harm to our business caused by security incidents may also increase as we expand our product and service offerings and as we enter into new markets. The rise in the use and sophistication of artificial intelligence systems may also increase the risk and severity of cyber incidents. Implementing, maintaining, and updating security safeguards requires substantial resources now and will likely be an increasing and substantial cost in the future.

In the event we or one of our third-party providers were to suffer a security breach involving certain personal information, we may have legal obligations (whether pursuant to law or contractual obligation) to notify certain regulatory authorities, affected individuals, customers and/or other entities.

Any event that leads to unauthorized access, use or disclosure of personal information could disrupt our business, harm our reputation, compel us to comply with applicable federal and/or state breach notification laws and foreign law equivalents, subject us to time-consuming, distracting and expensive litigation, regulatory investigation and oversight, mandatory corrective action, require us to verify the correctness of database contents, or otherwise subject us to liability under laws, regulations and contractual obligations, including those that protect the privacy and security of personal information. Such statutory and contractual disclosures are costly, could lead to negative publicity, may cause our customers or the public to lose confidence in the effectiveness of our security measures and require us to expend significant capital and other resources to respond to and/or alleviate problems caused by the actual or perceived security breach. Compliance with these obligations could result in increased costs to us, as well as significant legal and financial exposure.

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

Litigation resulting from security breaches may adversely affect our business. Unauthorized access to our systems, networks, or physical facilities could result in litigation with our customers or other relevant stakeholders, government investigations, or regulatory actions, and may result in liability of or claims for indemnification by us with respect to the same. These proceedings could force us to spend money in defense or settlement, divert management’s time and attention, increase our costs of doing business, and/or adversely affect our reputation. We could be required to fundamentally change our business activities and practices or modify our products and/or platform capabilities in response to such litigation, which could have an adverse effect on our business. Any costs incurred as a result of this potential liability could harm our business.

We maintain insurance policies to cover certain losses relating to our information technology systems, but there is no certainty that our policy limits will be sufficient to cover all liabilities that we may face as the result of security incident and there is no assurance that we will be able to maintain our current policies or secure new policies in the future.

We maintain insurance policies to cover certain losses relating to our information technology systems. However, there may be exceptions to our insurance coverage such that our insurance policies may not cover some or all aspects of a security incident. Even where an incident is covered by our insurance, the insurance limits may not cover the costs of complete remediation and redress that we may be faced with in the wake of a security incident and will not provide recovery for reputational harm. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to its insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim.

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

Our services, products and processes rely on intellectual property, including patents, copyrights, trademarks and trade secrets. In some cases, that intellectual property is owned by another party and licensed to us. The value of our intellectual property relies in part on our ability to maintain our proprietary rights to such intellectual property and use rights with respect to the intellectual property of others.

If we are unable to (i) obtain or maintain the proprietary rights to our intellectual property or the use rights with respect to the intellectual property of others, (ii) prevent attempted infringement against our intellectual property, (iii) defend against claims that we are infringing on another party’s intellectual property, or (iv) otherwise enforce our proprietary intellectual property rights or our use rights to intellectual property of others in any manner, we could be adversely affected. These adverse effects could include, without limitation, us having to abandon, alter and/or delay the deployment of products, services or processes that rely on such intellectual property; having to procure and pay for licenses from the holders of intellectual property rights that we seek to use; and having to pay damages, fines, court costs and attorney’s fees in connection with intellectual property litigation.

Our results could be adversely impacted as a result of increased inflation and supply chain pressure impacting our or our vendors’ expenses and availability of resources and components.

Inflation and inflationary pressures have impacted, and may continue to impact, our business and the businesses of our suppliers and vendors. If we cannot manage inflationary pressures and any shortages in the labor market, it could increase labor costs or delay our ability to hire appropriate personnel. Further, tariffs, inflation and supply chain pressure may impact the availability and cost of services and equipment. Due to the competitive nature of our business, we may not be able to pass on to customers increases in our vendors’ costs of production which could greatly affect our operating results. Independently or collectively these factors could have a material adverse effect on our consolidated operating results, financial condition, or ability to grow our business.

Global economic conditions may directly or indirectly increase our risks from supply chain, cybersecurity, foreign currency fluctuations, or other factors.

The financial markets and the global economy may be adversely affected by current or anticipated impact of military conflict, including the current conflict between Russia and Ukraine and related economic and other retaliatory measures taken by the United States, European Union and others, terrorism or other geopolitical events, including as a result of trade tensions between the U.S. and China. Sanctions imposed by the U.S. and other countries in response to conflicts, including the one in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. Deteriorating economic conditions, financial uncertainty or political disruption, including any international trade disputes, changes in laws or policies governing the terms of international trade, or tariffs or taxes on imports from other countries may increase the likelihood of supply chain interruptions, cybersecurity incidents, disruptions to our information systems, foreign currency fluctuations, or other risks. For example, in February 2025, the current Administration issued three Executive Orders imposing tariffs of 25% on certain goods imported from Canada and Mexico and an additional 10% tariff on certain goods imported from China (including Hong Kong). The 10% tariff on imports from China took effect on February 4, 2025, while the tariffs on imports from Canada and Mexico took effect on March 4, 2025, after having been suspended, as did a further 10% tariff on Chinese imports. Historically, tariffs have led to increased trade and political tensions and in some cases economic disruption. In response to the recent tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. In challenging and uncertain economic environments such as the current one, it is not possible to predict whether or when such circumstances may improve or worsen, or what impact, if any, such circumstances, such as additional sanctions, tariffs, embargoes, regional instability, changes in laws or governmental administrations, geopolitical shifts and any related adverse effects, could have on the global economy or on our business, financial condition and results of operations, as well as those of our customers, partners and third-party service providers.

We have acquired and may in the future acquire other businesses, which could require significant management attention, disrupt our business, dilute stockholder value and harm our business, revenue and financial results.

As part of our business strategy, we have made and intend to make acquisitions. Our previous and future acquisitions may not achieve our goals, and we may not realize benefits from acquisitions we make in the future. Any integration process will require significant time and resources, and we may not be able to manage the process successfully or expend additional resources in the integration process. If (i) we fail to successfully integrate acquisitions, or the personnel or technologies associated with those acquisitions, or (ii) the business case for consummating such acquisitions does not meet our expectations in any manner, the business, revenue and financial results of the combined company could be harmed. Our acquisition strategy may change over time and future acquisitions we complete could be viewed negatively by our stockholders or other parties with whom we do business. We may not successfully evaluate or utilize any acquired businesses, assets or technologies, or accurately forecast the financial impact of an acquisition, including the accounting impact of the acquisition. If we recognize a significant amount of goodwill in an acquisition and later are required to write down the value of the goodwill, our financial results could be negatively impacted. We may also incur unanticipated liabilities that we assume as a result of acquisitions. We may have to pay cash, incur debt or issue equity securities to pay for any such acquisition, each of which could affect our financial condition or the value of our securities. In the future, we may not be able to find suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms, if at all.

Strategic transactions, including mergers, acquisitions and divestitures, involve significant risks and uncertainties that could adversely affect our business, financial condition, results of operations, cash flows and equity.

The Asset Purchase Agreement (as defined in Note 3 in the notes to the consolidated financial statements below) and any strategic mergers, acquisitions and divestitures we may make in the future present significant risks and uncertainties that could adversely affect our business, financial condition, results of operations, cash flows, liquidity and equity, which include, without limitation:

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

●

Challenges in achieving strategic objectives, such as technology development, cost savings, that payments in common stock are more dilutive to current shareholders than anticipated or that cash consideration may be greater than anticipated, and other expected benefits;

●	Risk that our markets do not evolve as anticipated and that the strategic mergers, acquisitions and divestitures do not prove to be those needed to be successful in those markets;

●

Risk that we assume or retain, or that companies or corporations we have merged with or acquired have assumed or retained or otherwise become subject to, significant liabilities that exceed the limitations of any applicable indemnification provisions or the financial resources of any indemnifying parties;

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

●

Risk that we are not able to complete strategic divestitures on satisfactory terms and conditions, including unsatisfactory non-competition arrangements applicable to certain of our business lines, unsatisfactory non-solicitation provisions applicable to the talent we are able to pursue or within expected timeframes;

●	Potential loss of key employees or customers of the businesses merged with or acquired or to be divested;

●	Risk of diverting the attention of senior management from our existing operations; and

●	Risk that we will not receive the necessary regulatory approvals (e.g., for the assignment of license pursuant to the Asset Purchase Agreement).

Risks Related to Legal and Regulatory Matters

Our business depends on access to radio spectrum to provide certain of our location services and access to such spectrum is not a certainty.

Certain of our location services depend on our ability to use portions of the radio spectrum licensed by the FCC in a manner that is inconsistent with the rules applicable to LMS services in this spectrum. Through our wholly owned affiliate, Progeny LMS, LLC, we hold licenses issued by the FCC to use radio spectrum for location services within the 902-928 MHz band, identified by the FCC as LMS licenses. These spectrum licenses are subject to rules that were adopted by the FCC nearly thirty years ago and do not reflect (and are often incompatible with) current technology in the fields of radio signal modulation (such as 5G transmissions) and wireless PNT services. We have therefore filed a petition with the FCC seeking to update the rules and rechannelize our licensed use of the 902-928 MHz spectrum. Our petition has been opposed by third parties that use portions of the 902-928 MHz band for other purposes, many of them on a secondary, subordinate basis to our licensed operations. We continue to work with the FCC and interested third parties in seeking approval for our petition to update the rules for the 902-928 MHz spectrum so we can deploy next-generation PNT services using state-of-the-art 5G technology in that band.

Our current LMS licenses provide coverage of most areas of the U.S. and the vast majority of populated areas within the U.S. Our licenses, however, even when combined with the assignment of licenses pursuant to the Asset Purchase Agreement, do not provide nationwide coverage, which we are likely to need to provide certain of our location services on a nationwide basis. Therefore, the petition we filed at the FCC requests reconfiguration of the spectrum licenses as well as additional spectrum currently in FCC inventory in order to achieve nationwide coverage or to serve every major city. If the FCC does reconfigure the spectrum, and it regains auction authority, it may decide to use an auction as part of the process of distributing the licenses. We may be required to participate and compete with other bidders in such an auction, with no certainty of winning. If we are unable to secure additional LMS licenses or suitable alternative spectrum in a different frequency band, our ability to expand certain of our services nationwide may be negatively impacted, which may have a negative impact on our business, financial condition and results of operations.

If we are able to convert our signal transmissions to a 5G NR platform, the FCC may not permit us to realize all of the benefits of our 5G NR architecture, including the additional transmission of high-throughput non-PNT-related voice and data alongside our PNT data.

One of the significant benefits of converting our spectrum transmissions, including those with respect to the spectrum we are seeking to acquire pursuant to the Asset Purchase Agreement (as defined in Note 3 in the notes to the consolidated financial statements below) dated March 7, 2024,  to a 5G NR platform would be a substantial increase in the data transmission capacity of our network, thus facilitating the carriage of non-PNT-related two-way voice and data services alongside our core PNT data transmission. The FCC’s rules already permit us to use our current 8 MHz of LMS spectrum for the carriage of two-way voice and data services, but these communications must be related to our PNT services and are not permitted to be interconnected in real time with the public switched network unless a store and forward technology is used. Therefore, to maximize the benefit of a conversion to a 5G NR platform, assuming the conversion is successful, we have requested flexibility from the FCC permitting us to use our spectrum and the spectrum we are seeking to acquire for additional non-PNT-related services in addition to our PNT offerings.  Our proposal has faced substantial opposition from other users of the 902-928 MHz band, and there is no certainty that the FCC will provide us this flexibility nor is there certainty with respect to the extent of the flexibility that is provided.

Our FCC licenses authorize the use of radio frequencies that are shared with other radio services, which could result in harmful interference and impairment to our use of our licensed spectrum.

Our LMS licenses authorize us to use the upper portion of the 902-928 MHz band. This spectrum is a shared frequency band that is used for a number of purposes both by individuals, businesses and the federal government. Other services that are authorized to use these frequencies include federal radiolocation systems; industrial, scientific and medical devices; licensed amateur radio operations; and certain unlicensed devices. Our use of the spectrum is subject to FCC requirements that our operations must accept harmful interference from other uses of the spectrum that have more senior rights to the spectrum. We have been successful thus far in using our LMS spectrum to operate location services without experiencing material impairment of our location services caused by more senior spectrum uses, but no certainty exists that we will be able to continue to do so with either the current-generation systems or following our proposed transition to a 5G NR platform. More senior uses of the 902-928 MHz band could become more numerous or could alter the characteristics of their transmissions in ways that could increase the interference to our location services, resulting in diminished coverage, consistency and accuracy of our location services.

In addition, we are required to refrain from causing unacceptable interference to unlicensed operations. The FCC issued a decision in 2013 that concluded that, based on field tests, we had successfully demonstrated that our location services did not cause unacceptable interference to such unlicensed operations. Third-party challenges to that FCC decision are still pending. Further, changes in our operations could alter the transmission characteristics of our location services, potentially requiring us to provide further demonstrations that our location services do not cause unacceptable interference to those unlicensed operations. No certainty exists that the FCC would conclude in the future that we have succeeded in making such a demonstration a second time. We have requested that the FCC change the rules requiring field tests showing no unacceptable interference to unlicensed operations. However, the FCC may decline to change the rule, and if we are unable to make this demonstration to the satisfaction of the FCC, we may not be able to make changes to our operating characteristics, potentially preventing the future implementation of desirable innovations.

Our LMS licenses are subject to renewal by the FCC and no certainty exists that we will be able to secure ongoing renewals of our licenses.

Our LMS licenses were issued by the FCC for renewable periods of ten years. The FCC granted our renewal request for 78 of our LMS licenses in March 2024, extending their validity until July 19, 2030. For 148 of our LMS licenses,  the current term  was scheduled to expire on July 19, 2020. We filed timely renewal requests for these LMS licenses at the FCC, which remain pending. The FCC’s rules do not identify a specific threshold that must be demonstrated in order for us to secure renewal of our LMS licenses, which means the applicable threshold is the FCC’s statutory obligation to grant a renewal of our licenses if it serves the public interest. Our LMS licenses were initially required to be renewed on July 19, 2010. We timely filed an application for renewal, which the FCC granted on January 17, 2017. The FCC’s renewal grant was expressly conditioned on our compliance with build-out requirements, discussed further below. On July 7, 2020, we filed a second request for renewal of our LMS licenses, which is still pending before the FCC. We believe that our most recent license renewal applications satisfied all of the FCC’s requirements for grant and the four-year delay in their disposition does not suggest a deficiency (particularly since our prior license renewal applications remained pending for nearly seven years before they were granted). If we secure the renewal of our LMS licenses, our license renewal applications thereafter will be subject to new FCC rules placing additional conditions on license renewal applications. Specifically, to secure a third renewal of our LMS licenses in 2030, we will be required to demonstrate compliance with additional requirements, including that we have satisfied its build-out construction requirements, that we use our network to provide service to the public, and that the service provided is at least at the same level of service that was demonstrated at the time of our build-out showing. No certainty exists that we will receive the currently applied for renewal or continue to meet the requirements of such renewal for future applications. If we fail to secure renewals for our LMS licenses, we will not be able to pursue our next-generation PNT services as previously planned and our business, financial condition and results of operations could be harmed.

Many of our LMS licenses are subject to end-of-term build-out requirements maintained by the FCC, and no certainty exists that we will be able to comply with the build-out requirements for all of our licenses.

LMS licenses are subject to FCC rules that require licensees to make productive use of their licensed radio spectrum by a specific deadline and generally continue such use throughout the term of the licenses. If a licensee fails to satisfy its build-out deadlines, the FCC will declare its licenses to be null and void, unless it obtains an extension of time to construct or secures a waiver of the requirement. Pursuant to orders issued by the FCC on January 1, 2017, July 19, 2020, and March 29, 2023, the end-of-term build-out deadlines for our FCC licenses were divided into two groups: a deadline of June 17, 2021 for our 82 licenses covering the 41 most populous Economic Areas (“EAs”) in the United States and a deadline of April 3, 2023 for our 144 licenses covering our remaining 72 licensed EAs.

To comply with our build-out requirements on each of the deadlines, we were required to demonstrate for each of our LMS licenses either that the geographic area of our licensed network provides coverage of at least two-thirds of the population in each of the licensed areas or that we are providing substantial service to end users in each of our licensed areas. Alternatively, we could make a showing of substantial service in the geographic license area.  On February 2, 2021, we filed a waiver request with the FCC seeking approval of another option, namely demonstrating that the geographic area of our licensed network provides coverage of at least two-thirds of relatively tall buildings (those in excess of three stories) rather than two-thirds of the population. On March 29, 2023, the FCC approved the use of this tall building approach by issuing an order that concluded that two-thirds coverage of tall buildings is sufficient to qualify as substantial service.

We employed a tall building coverage approach with respect to the end-of-term build-out showings that we filed with the FCC for our 82 LMS licenses that were subject to a June 17, 2021 build-out deadline. On April 17 and 18, 2023, the FCC “accepted” (i.e., approved) the build-out showings for 78 of the 82 LMS licenses that were subject to a June 17, 2023 build-out deadline. The build-out showings for the remaining four LMS licenses that were subject to a June 17, 2023 build-out deadline remain pending before the FCC. The build-out showings for these four licenses employed a different methodology than the remaining 78 licenses. Specifically, the build-out showing for these licenses was based on the provision of substantial service to geographic areas that covered less than two thirds of the populations or tall buildings in these licensed areas combined with the provision of vertical location services and terminal reception devices to certain fire departments within the licensed areas for situational awareness training in multistory building environments. The FCC’s rules permit the use of alternative substantial service showings involving the provision of novel services to discrete recipients. While we do not currently have reason to believe that the FCC will decline to accept these build-out showings, there is no certainty that the FCC will act favorably on these remaining four showings.

With respect to our 144 LMS licenses that were subject to an April 3, 2023 build-out deadline, for 64 of those licenses, we timely filed build-out showings demonstrating that the geographic area of our licensed network provides coverage of at least two-thirds of the relatively tall buildings (those in excess of three stories) in each of the 32 EAs covered by these licenses. These build-out showings are pending before the FCC. With respect to another eight LMS licenses covering four EAs, relatively brief extensions of the build-out deadline of between three to nine months were requested to address delays in the transmitter site permitting and construction process in those markets. Those delays have since been addressed and build-out showings for the eight LMS licenses were filed with the FCC prior to the conclusion of the three to nine month extensions that we requested for those licenses. These eight build-out showings are also pending before the FCC. Finally, with respect to the remaining 72 licenses covering many of the least populated EAs authorized by Progeny’s LMS licenses, an initial request for a two-year extension, until April 3, 2025, of the build-out deadline was submitted. More recently, on January 10, 2025, we filed a request for an additional extension of the build out deadline for our remaining 72 licenses until the earlier of April 3, 2028 or 18 months after the FCC grants our petition seeking updated rules for LMS spectrum. These extension requests, which remain pending, were based on multiple justifications that have been deemed by the FCC to be sufficient to merit the grant of such extensions in comparable cases involving other FCC licensees, although no certainty exists that the FCC will conclude that Progeny’s extension requests will be similarly warranted.

Our retention and use of our LMS licenses has been the subject of ongoing objections by third parties that could result in the revocation or non-renewal of our LMS licenses.

The FCC’s oversight of radio spectrum is conducted using a largely public process that is generally governed by the Administrative Procedure Act and the FCC’s rules on public participation in spectrum allocation and licensing proceedings. As a result, our retention and use of our LMS licenses has been the subject of comments and objections from third parties, including other users of the 902-928 MHz frequencies and other current and former licensees of LMS spectrum. In the past, the FCC has regularly rejected and dismissed these objections to our retention and use of our LMS licenses, but no certainty exists that the FCC will continue to do so in the future. Certain of the previous objections remain pending before the FCC, meaning that the FCC could still act on them in a manner that is adverse to us. If the FCC acts on any current or future objections by third parties, our LMS licenses could be revoked or not renewed, which will have a material adverse impact on our ability to use the spectrum as previously planned and our business, financial condition and results of operations will be harmed.

A portion of our business plan targets government customers, which subjects us to risks, including early termination, audits, investigations, sanctions and penalties.

One of our business strategies is to develop business relationships with U.S. government agencies for the provision of our products and services. We currently contract directly with U.S. government agencies, including NASA, and perform as a subcontractor to other contractors under U.S. government programs. As a U.S. government contractor, our business is subject to statutes and regulations applicable to companies doing business with the U.S. government, including the Federal Acquisition Regulation, or FAR; Department of Defense FAR Supplement, or DFARS; and NASA FAR Supplement, or NFS.

The funding of U.S. government programs is subject to annual U.S. Congressional appropriations. Long-term government contracts and related orders are subject to cancellation if appropriations for subsequent performance periods are not made. In addition, the U.S. government may modify, curtail or terminate its contracts and subcontracts without prior notice at its convenience and in that event, the counterparty to the contract may generally recover only its incurred or committed costs and settlement expenses and profit on work completed prior to the termination. If the government terminates a contract for default, the defaulting party may be liable for any extra costs incurred by the government in procuring undelivered items from another source, among other potential contract damages. The termination of funding for a U.S. government program that we support, or any modification or curtailment of our U.S. government prime contracts or subcontracts, would result in a loss of anticipated future revenue attributable to that program, which could have an adverse effect on our operations, financial condition or U.S. government customer demand for our products and services.

In addition, U.S. government contracts normally contain additional requirements that may increase our costs of doing business, reduce our profits, and expose us to liability for failure to comply with these terms and conditions. These compliance costs might further increase in the future, reducing our margins, which could have a negative effect on our financial condition. These requirements include, for example:

●	specialized disclosure and accounting requirements unique to U.S. government contracts;

●	financial and compliance audits;

●	public disclosures of certain contract and company information; and

●	mandatory socioeconomic compliance requirements.

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

We collect, process, transmit and store personal information, such as certain individual geolocation information, and other personal information relating to business contacts, personnel, end users, and website visitors, and we may rely in part on third parties that are not directly under its control to manage certain of these operations on our behalf. A variety of federal and state laws and regulations, as well as international laws and regulations (including as applicable the General Data Protection Regulation) govern the collection, use, retention, sharing and security of this information. If we fail to comply with these requirements, we may be subject to financial and/or other liability, including government investigations, regulatory action, litigation, and/or reputational harm.

The U.S. privacy and data protection legal landscape continues to evolve, with certain states having enacted broad-based data privacy and protection legislation and with other states and the federal government continuing to consider additional data privacy and protection legislation. The potential effects of this legislation are far-reaching, may be inconsistent between jurisdictions and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Although we do not have direct interaction with end users, we may still be subject to these laws with respect to other personal information we process, or by way of acting as a service provider to our customers, which may bear additional obligations under these laws.

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

We are subject to a wide variety of laws and regulations relating to various aspects of our business, including, without limitation, with respect to our wireless location services, employment and labor matters, health care matters, tax matters, privacy and data security matters, health and safety matters, customs matters and government contracting matters. Laws and regulations at the foreign, federal, state and local levels frequently change, especially in relation to new and emerging industries, and we cannot always reasonably predict the impact from, or the ultimate cost of compliance with, current or future legal, regulatory or administrative changes. We monitor these developments and devote a significant amount of our management’s time and external resources towards compliance with these laws, regulations and guidelines, and such compliance places a significant burden on management’s time and other our resources, and it may limit our ability to develop new business channels. Moreover, changes in law, the imposition of new or additional regulations or the enactment of any new or more stringent legislation that impacts our business could require us to change the way we operate and could have a material adverse effect on our sales, profitability, cash flows and financial condition.

Failure to comply with these laws or regulations or failure to satisfy any criteria or other requirement under such laws or regulations, such as with respect to obtaining and maintaining licenses, certificates, authorizations and permits critical for the operation of our business, may result in civil penalties private lawsuits, criminal actions or reputational harm, or result in a delay or the denial, suspension or revocation of our existing or contemplated licenses, certificates, authorizations or permits, which would prevent us from operating our business.

Additionally, regulation of our industry is still evolving, and new or different laws or regulations could affect our operations and increase direct compliance costs. Application of these laws or regulations to our business may negatively impact our performance in various ways, limiting the collaborations we may pursue and increasing our costs and the time necessary to obtain required authorization. The adoption of a multi-layered regulatory approach to any one of the laws or regulations to which we are or may become subject, particularly where the layers are in conflict, could require alteration of our services or operational parameters, which may adversely impact our business. We may not be in complete compliance with all such requirements at all times and, even when we believe we are in complete compliance, a governmental authority (including a regulatory agency) may determine that we are not.

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

Although our international business is still in its early stages, its development is subject to both U.S. and foreign laws and regulations, including, without limitation, laws and regulations relating to export/import controls (described above), sanctions, technology transfer restrictions, government contracts and procurement, data privacy and protection, anti-corruption laws, including the FCPA, the anti-boycott provisions of the U.S. Export Control Reform Act, security restrictions and intellectual property. Failure by us, our employees, affiliates, partners or others with whom we work to comply with applicable laws and regulations could result in administrative, civil, commercial or criminal liabilities, including suspension or debarment from government contracts or suspension of our export/import privileges. New regulations and requirements, or changes to existing ones in the various countries in which we operate can significantly increase our costs and risks of doing business internationally.

Changes in laws, regulations, political leadership and environment, and/or security risks may dramatically affect our ability to conduct or continue to conduct business in international markets, including sales to customers and purchases from suppliers outside the U.S. We may also be impacted by U.S. and foreign national policies and priorities, political decisions and geopolitical relationships, any of which may be influenced by changes in the threat environment, political leadership (including the new U.S. presidential administration), geopolitical uncertainties, world events, bilateral and multi-lateral relationships and economic and political factors, and any of which could impact our operations and/or export authorizations, or delay purchasing decisions or payments and the provision of supplies, goods and services. Global economic conditions and fluctuations in foreign currency exchange rates could further impact our business. For example, the tightening of credit in financial markets outside of the U.S. could adversely affect the ability of our customers and suppliers to obtain financing and could result in a decrease in or cancellation of orders for our products and services or impact the ability of our customers to make payments, or the implementation of new tariffs or other import- or customs-related regulations (e.g., the Information and Communications Technology and Services regime, forced labor restrictions) could impact the availability or cost of product components. We cannot predict what changes to U.S. trade policy will be made by the current Administration, a future presidential administration or Congress, including whether the entry into new bilateral or multilateral trade agreements will occur, nor can we predict the effects that any such changes would have on our business. Changes in U.S. trade policy have resulted and could again result in adverse reactions from U.S. trading partners, including the adoption by such countries of responsive trade policies that may make it more difficult or costly for U.S. businesses to do business with suppliers and manufacturers of such countries. Changes to U.S. foreign trade policy that restrict our ability to transact with other countries, individuals or entities or to conduct business outside the U.S. could materially and adversely affect our business, financial position, results of operations and/or cash flows.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 500,000,000 shares of common stock, of which, as of December 31, 2024, 131,136,712 shares were outstanding, 9,690,053 shares were reserved for issuance under our stock incentive plans or other outstanding options and 29,736,493 shares were issuable upon the exercise of warrants. As a result, we have a large number of shares of common stock that are authorized for issuance and are not outstanding or otherwise reserved and could be issued at the discretion of our board of directors (our “Board”). We expect to seek additional financing in the future in order to fund our operations, and if we issue additional shares of common stock or securities convertible into common stock, our existing stockholders will be diluted. Our Board may also choose to issue shares of our common stock or securities convertible into or exercisable for our common stock to acquire assets, corporations or companies, for compensation to employees, officers, directors, consultants and advisors, to fund capital expenditures and to enter into strategic partnerships. Additionally, shares of common stock could be issued for anti-takeover purposes or to delay or prevent changes in control or management of the Company. Our Board may determine to issue shares of our common stock on terms that our stockholders do not believe enhance stockholder value, or that may ultimately have an adverse (including a material adverse) effect on our business or the trading price of our common stock. Further, the issuance of any such shares may cause further dilution to the ownership interest of our current stockholders, reduce the book value per share of our common stock and may contribute to a reduction in the market price for our common stock.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Certain of our executive officers, directors and stockholders own a significant percentage of our outstanding capital stock. As of December 31, 2024, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 46% of our outstanding shares of common stock. Accordingly, our directors, executive officers and certain stockholders have significant influence over our affairs due to their substantial stock ownership, and even more so when coupled with their positions on our management team, as applicable. For example, these stockholders may be able to control or influence elections of directors, amendments of our organizational documents, or the approval of any merger, sale of assets or our business, or other major corporate transaction. The concentrated ownership of our common stock may also cause additional volatility as fewer of our shares may be traded on a daily basis. Furthermore, any significant sale of common stock by any of these holders could have an adverse impact on the trading price of our common stock. This concentration of ownership may prevent or discourage unsolicited acquisition proposals or offers for our common stock that some of our stockholders may believe is in their best interest.

We are subject to the reporting requirements of federal securities laws, compliance with which involves significant time, expense and expertise.

We are a public reporting company and are subject to the information and reporting requirements of the Exchange Act and other federal securities laws, including the obligations imposed by the Sarbanes-Oxley Act of 2002. The ongoing costs associated with preparing and filing annual, quarterly and current reports, proxy statements and other information with the SEC in the ordinary course, as well as preparing and filing audited financial statements, are significant and may cause unexpected increases in operational or advisor (including legal and accounting) expenses. Our present management team is relatively small and may be unable to manage the ongoing costs and compliance effectively. It may be time consuming, difficult and costly for us to hire additional financial reporting, legal, accounting and other finance staff in order to build and retain a management team with adequate expertise and experience in operating a public company. Although our common stock trades on The Nasdaq Capital Market, a regular trading market for our common stock may not be sustained in the future.

In addition, as a public reporting company, we will be required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our internal control over financial reporting by the time our second annual report is filed with the SEC and thereafter, which will require us to document and make significant changes to our internal control over financial reporting, which in turn will require us to implement and monitor internal controls over financial reporting.

We have never paid dividends on our capital stock, and we do not anticipate paying any cash dividends in the foreseeable future.

The continued operation and expansion of our business will require substantial funding. We have paid no cash dividends on any of our capital stock to date and we currently intend to retain our available cash to fund the development and growth of our business. Any determination to pay dividends in the future will be at the discretion of our Board and will depend upon our results of operations, financial condition, contractual restrictions (such as those of the Indenture), restrictions imposed by applicable law and other factors our Board deems relevant. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Any return to stockholders will therefore be limited to the appreciation of their stock, which may never occur.

Warrants to purchase common stock are exercisable, which could increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

We have a significant number of outstanding warrants for the purchase of common stock. Outstanding warrants to purchase an aggregate of 18,749,960 shares of common stock became exercisable on November 27, 2021 (the 30th day following the closing of the Business Combination) in accordance with the terms of the warrant agreement governing those securities. These warrants consist of 14,509,768 public warrants and 4,240,192 private placement warrants, related to Spartacus’ initial public offering and financing. The 4,240,192 private placement warrants have been registered pursuant to an effective registration statement. Each warrant entitles its holder to purchase one share of common stock at an exercise price of $11.50 per share and will expire at 5:00 p.m., New York time, on October 28, 2026 (five years after the completion of the Business Combination), or earlier upon redemption of our common stock or our liquidation. To the extent warrants are exercised, additional shares of common stock will be issued, which will result in dilution to our then existing stockholders and increase the number of shares eligible for resale in the public market.

Moreover, in conjunction with the issuance of our senior secured notes in 2023 (Refer to Note 8 to our consolidated financial statements for the twelve months ended December 31, 2024 included elsewhere in this Annual Report on Form 10-K for more information), we issued 18,518,520 warrants (the “Initial Warrants”) at an exercise price of $2.16 per share and, with the issuance of the Additional Notes on July 6, 2023, we issued an additional 7,407,407 warrants at an exercise price of $2.16 per share to purchase shares of our common stock to certain of the purchasers thereof (the “Additional Warrants” and, together with the Initial Warrants, the “Debt Warrants”). The Debt Warrants will expire at 5:00 p.m., New York time, on June 1, 2027. As of December 31, 2024, 10,986,533 Debt Warrants were outstanding. Sales of substantial numbers of shares of our common stock underlying the Debt Warrants in the public market will dilute existing stockholders, may reduce the book value of existing shares of common stock and could depress the market price of our common stock.

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

Cybersecurity Program

Given the importance of cybersecurity to our business, we maintain a robust cybersecurity program to support both the effectiveness of our systems and our preparedness for information security risks. This program includes several safeguards, such as: password protection; multi-factor authentication; code security standards; continuous monitoring and alerting systems for internal and external threats using industry leading platforms; regular evaluations of our cybersecurity program, including periodic internal and external audits, penetration tests, and incident response simulations; and industry benchmarking. We also require cybersecurity trainings when onboarding new employees and contractors, as well as annual cybersecurity awareness training for our employees and contractors. Our program leverages industry frameworks, including the National Institute of Standards and Technology (NIST) Cybersecurity Framework (CSF) to strengthen our program effectiveness and reduce cybersecurity risks.

We use a risk-based approach with respect to our use and oversight of third-party service providers, tailoring processes according to the nature and sensitivity of the data accessed, processed, or stored by such third-party service provider and performing additional risk screenings and procedures, as appropriate. We use several means to assess cyber risks related to our third-party service providers, including maintaining a vendor code of conduct and vendor questionnaires, conducting due diligence in connection with onboarding new vendors and annual due diligence with key third-party vendors. We also seek to collect and assess cybersecurity audit reports and other supporting documentation when available and include appropriate security terms in our contracts where applicable as part of our oversight of third-party providers.

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

Board Oversight

While the Board has overall responsibility for risk oversight, our Audit Committee oversees cybersecurity risk matters. The Audit Committee is responsible for reviewing, discussing with management, and overseeing the Company’s data privacy, information technology and security and cybersecurity risk exposures, including: (i) the potential impact of those exposures on the Company’s business, financial results, operations and reputation; (ii) the programs and steps implemented by management to monitor and mitigate any exposures; (iii) the Company’s information governance and cybersecurity policies and programs; and (iv) major legislative and regulatory developments that could materially impact the Company’s privacy, data security and cybersecurity risk exposure. On a quarterly basis, the CISO reports to the Audit Committee on cybersecurity matters, including a detailed threat assessment relating to information technology risks, the programs and steps implemented by management to monitor and mitigate exposures, the Company’s information governance and cybersecurity policies and programs, and significant legal/regulatory developments that could materially impact the Company’s cybersecurity risk exposure. The CISO also apprises the Audit Committee of cybersecurity incidents promptly for high priority incidents and in aggregate for low priority incidents. The Audit Committee updates the full Board annually concerning the Company’s cybersecurity matters.

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

As of December 31, 2024, we have not experienced any material risks from cybersecurity threats, including as a result of any previous cybersecurity incidents or threats, that have materially affected our business strategy, results of operations or financial condition or are reasonably likely to have such a material effect.

Item 2. Properties.

We maintain a distributed workforce with facilities in Reston, Virginia, Santa Clara, California, Puteaux, France, Noida, India and Bangalore, India. Our principle executive office is in Reston, Virginia. Our corporate offices in Virginia include executive, finance, and regulatory functions, while our California facility hosts our operations and technology development, among other functions. Our French and Indian locations are focused on software development and research and development functions.

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

Holders

As of March 7, 2025, there were approximately 99 and 7 holders of record of our common stock and warrants, respectively. This number does not include beneficial owners whose shares were held in street name.

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

The graph below compares the cumulative total return of our common stock from October 29, 2021, the date on which our common shares commenced trading on Nasdaq, through December 31, 2024, with the comparable cumulative return of two indices, the S&P 500 Total Return and the S&P Information Technology Total Return. The performance graph and table assume an initial investment of $100 on December 31, 2024. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon the change in share price. The share price performance shown on the graph is not necessarily indicative of future price performance.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On November 15, 2024, we issued 620,106 shares of our common stock in accordance with that certain Asset Purchase Agreement (as defined in Note 3 in the notes to the consolidated financial statements below), dated March 7, 2024, by and among us and the parties thereto, as part of the consideration pursuant thereto. Such shares were exempt from registration under the Securities Act in compliance with Section 4(a)(2) under the Securities Act and/or Rule 506 of Regulation D promulgated thereunder. We filed a registration statement on Form S-3 to register these shares with the SEC on November 22, 2024, which was declared effective on November 26, 2024, in order to satisfy the provisions of that certain Resale Registration Rights Agreement, dated March 7, 2024, pursuant to which we agreed to register the resale of such shares.

On December 1, 2024, we issued 114,449 shares of our common stock in accordance with that certain Indenture, dated May 9, 2023, by and among us and the parties thereto, as partial payment of interest due on the senior secured notes that were issued pursuant to that certain Note Purchase Agreement, dated May 9, 2023, by and among us the purchasers thereto. Such shares were exempt from registration under the Securities Act as not involving a “sale” as such term is defined in Section 2(a)(3) of the Securities Act. We filed a registration statement on Form S-3 to register these shares with the SEC on December 13, 2024, which was declared effective on December 18, 2024, in order to satisfy the provisions of that certain Resale Registration Rights Agreement, dated May 9, 2023, pursuant to which we agreed to register the resale of such shares.

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

Overview

We are the market leader in delivering resilient, next generation, complementary positioning, navigation and timing (“PNT”) solutions designed to overcome the limitations and vulnerabilities of the existing space-based Global Positioning System (“GPS”) and Global Navigation Satellite Systems (“GNSS”). We are evolving our complementary PNT solutions to use 5G New Radio (“5G NR”) technologies (“NextGen”), in conjunction with our Petition for Rulemaking filed with the FCC, to update and reconfigure the Lower 900 MHz band and our spectrum licenses. We expect the evolution of our platform to NextGen will significantly improve the efficiency, flexibility, and scale of our operations, technically enabling the delivery of high-quality PNT based on a 5G broadband network. Our NextGen solution is being designed to allow one or more partners to integrate our Lower 900 MHz spectrum into their 5G networks. We expect that this will result in wide-scale availability of both complementary PNT services and additional broadband capacity.

Our complementary PNT solutions are built on a deep asset base, including valuable FCC licenses. Our licenses include a contiguous 8 MHz block of 900 MHz M-LMS spectrum covering over 90% of the U.S. population, and on March 7, 2024, we signed an agreement, subject to appropriate regulatory approvals, to acquire an additional 4 MHz of M-LMS licenses covering part of the U.S. population. On April 16, 2024, we petitioned the FCC to commence a rule making to reconfigure and update the rules governing the Lower 900 MHz band plan to allow us to utilize a 15 MHz nationwide configuration for both PNT and 5G broadband (“Petition”). The Petition is subject to an ongoing FCC regulatory review process. We believe that modernizing the Lower 900 MHz band will simultaneously enable a high-quality terrestrial PNT network to complement and back up GPS, address a critical national security vulnerability, and add 5G broadband capacity. We have been granted more than 145 patents related to our systems and services, and standardized certain of our technologies with the 3rd Generation Partnership Project (3GPP), a global telecommunications standards-setting body.

The impact of GPS on the U.S. economy was nearly $1.4 trillion in the aggregate between 1984 and 2017, according to data from a National Institute of Standards and Technology (“NIST”)-sponsored study conducted by RTI International (“RTI”), and the European Commission estimated the annual impact on the economy of the European Union in its 2018 budget process as EUR1.2 trillion. The usage of GPS services is also rapidly expanding, with its presence in devices in the U.S. increasing from 600 million devices to 900 million devices between 2015 and 2019, according to information presented to the National Space-Based PNT Advisory Board by the National Coordination Office for Space-Based PNT. PNT resiliency is a priority of the U.S. Federal Government and is rising in priority in the European Union, non-European Union countries in Eastern Europe and in other parts of the world due to both the demonstrated vulnerability and lack of local control of space-based signals and systems. Critical infrastructure, including communications networks and power grids, require a reliable GPS signal for accurate timing. A failure of GPS could be catastrophic, and there is no comprehensive, terrestrial backup that is widely deployed today. The Department of Homeland Security has also classified the PNT vulnerabilities from GPS as cyber security threats, and the U.S. Department of Transportation (“DoT”) has also outlined a Complementary PNT Action Plan, among other key federal initiatives. Higher performance and availability will continue to expand the reach and value of PNT solutions, while terrestrial resilience is essential to protect the vast economic activity that is reliant on GPS.

Simultaneously, demand for wireless data services continues to grow. The backbone of wireless data services, electromagnetic spectrum, is a finite resource. Our spectrum licenses, which lie in the Lower 900 MHz band, are referred to as “low-band spectrum.” There is a finite amount of low-band spectrum available, and low-band spectrum has favorable coverage characteristics compared to higher frequencies, including the ability to provide services indoors and over greater distances. These characteristics result in its ability to be used for coverage and to be deployed more economically, with higher-frequency spectrum often used to provide additional capacity in targeted locations. The transition to 5G NR for our PNT services will provide a technical capability to support broadband data services, which, subject to appropriate regulatory approvals, may allow the spectrum to be utilized to help meet the continued, growing demand for wireless data capacity.

As we evolve our technology platform to NextGen and pursue regulatory changes to the Lower 900 MHz band and our spectrum licenses, we continue to deliver high-quality PNT services through our Pinnacle and TerraPoiNT solutions. Our Pinnacle solution, launched in partnership with AT&T Services, Inc. (“AT&T”) as part of its FirstNet® initiative, can provide accurate altitude service to any device with a barometric pressure sensor and covers over 90% of commercial structures over three stories in the U.S. Our Pinnacle system is primarily used for public safety applications, including enhanced 911 (“E911”) for Verizon Communications, Inc. (“Verizon”), and a growing number of devices operating on the remaining national cellular network providers.

Our TerraPoiNT system is a terrestrially based dedicated, complementary PNT network designed to overcome the limitations inherent in the space-based nature of GPS. GPS is a faint, unencrypted signal, which is often unavailable indoors, distorted in urban areas, and vulnerable to both jamming and spoofing. TerraPoiNT overcomes these limitations through a network of wide-area location transmitters that broadcast a PNT signal on our licensed Lower 900 MHz M-LMS spectrum. Unlike GPS, the TerraPoiNT signal can be reliably received indoors and in urban areas, is difficult to jam or spoof compared to GPS, and can support signal authentication (e.g., encryption). Further, the TerraPoiNT signal can embed Pinnacle information to provide a full three-dimensional PNT solution. TerraPoiNT received the highest scores in testing by the DoT reported in 2021 regarding potential PNT backup solutions, in each category tested, and was the only solution evaluated capable of providing the full set of services provided by GPS. Continuing our engagement with the DoT, in 2024 we were awarded a contract to establish performance characteristics for TerraPoiNT to allow DoT to incorporate our solutions into a clearinghouse of solutions defined in the DoT Complementary PNT Action Plan, for potential use by Federal government customers.

Key Components of Results of Operations

Revenue

We have generated limited revenue since our inception. We derive our revenue from PNT products and services. Our revenue includes revenue generated through services contracts with wireless carriers, services with applications developers, technology demonstration, assessment and support contracts with government customers, sales of equipment, and licensing of proprietary technology. We recognize revenue when an arrangement exists, services, equipment or access to licensed technology are delivered, the transaction price is determined, the arrangement has commercial substance, and collection of consideration is probable.

Operating Expense

Cost of Goods Sold

Cost of goods sold (“COGS”) consist of personnel-related expenses, including salaries, benefits and stock-based compensation, and allocated facility costs for our operations and manufacturing teams. COGS also includes expenses for site leases, cost of equipment, software license costs, including cloud hosting costs, and professional services related to the maintenance of the equipment at each leased site. Our COGS may increase for the foreseeable future as we continue to invest in our PNT technologies in domestic U.S. and international markets.

Research and Development

Research and development expenses consist of personnel-related expenses, including salaries, benefits and stock-based compensation, and allocated facility costs for our research and development functions. Research and development costs also include outside professional services for software and hardware development, and software license costs, including cloud hosting costs. We expect our research and development costs to increase for the foreseeable future as we continue to invest in research and development for our current and future products including our NextGen platform.

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

Results of Operations

The following table sets forth our statements of operations for the periods indicated:

	Year Ended December 31,
	2024	2023
	(in thousands)
Revenue	$5,669	$3,862
Operating Expense:
Cost of goods sold(1)	10,777	12,743
Research and development(1)	16,242	19,503
Selling, general and administrative(1)	33,510	30,324
Depreciation and amortization	5,238	4,821
Total operating expenses	65,767	67,391
Operating loss	(60,098)	(63,529)
Interest expense, net	(9,401)	(3,664)
Other expense	(32,207)	(4,321)
Loss before income taxes	(101,706)	(71,514)
Provision for income taxes	173	221
Net loss	$(101,879)	$(71,735)

(1)	Cost of goods sold, research and development, and selling, general and administrative expense for the periods do not include depreciation and amortization, which is presented separately in the Consolidated Statements of Comprehensive Loss, but include stock-based compensation as follows:

	Year Ended December 31,
	2024	2023
	(in thousands)
Cost of goods sold	$729	$2,318
Research and development	4,106	6,655
Selling, general and administrative	9,021	12,865
Total stock-based compensation expense	$13,856	$21,838

Comparison of the Fiscal Years Ended December 31, 2024 and 2023

Revenue

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(in thousands)
Revenue	$5,669	$3,862	$1,807	46.8%

Revenue increased by $1.8 million, or 47%, to $5.7 million for the year ended December 31, 2024 from $3.9 million for the year ended December 31, 2023. The increase was driven by an increase in service revenue from technology and services contracts with government and commercial customers. For the year ended December 31, 2024, three customers accounted for 57%, 18% and 11% of total revenue. For the year ended December 31, 2023, two customers accounted for 75% and 10% of total revenue. Accounts receivable as of December 31, 2024 and December 31, 2023 were $3.3 million and $2.3 million, respectively; the deferred revenue balance as of December 31, 2024 and December 31, 2023 was $0.3 million.

Operating Expense

Cost of Goods Sold (COGS)

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(in thousands)
COGS	$10,777	$12,743	$(1,966)	(15.4)%

COGS decreased by $2.0 million, or 15%, to $10.8 million for the year ended December 31, 2024 from $12.7 million for the year ended December 31, 2023. The decrease was primarily driven by a $1.6 million decrease in stock-based compensation, a $0.4 million decrease in software license expenses, a $0.3 million decrease in outside consulting expenses, and a $0.3 million decrease in maintenance and operational cost. The decreases were partially offset by a $0.3 million increase in payroll-related expenses, a $0.2 million increase in site rent expense due to deployment of new sites in second and third quarter of 2023, and a $0.1 million increase in non-recurring engineering services.

Research and Development

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(in thousands)
Research and development	$16,242	$19,503	$(3,261)	(16.7)%

Research and development expenses decreased by $3.3 million, or 17%, to $16.2 million for the year ended December 31, 2024 from $19.5 million for the year ended December 31, 2023. The decrease was primarily driven by a $2.5 million decrease in stock based compensation, a $0.7 million decrease in software license expenses, a $0.4 million decrease in outside consulting expenses, a $0.2 million decrease in maintenance and operational cost, and a $0.1 million decrease in professional fee. The decreases were partially offset by a $0.6 million increase in payroll-related expenses.

Selling, General and Administrative

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(in thousands)
Selling, general and administrative	$33,510	$30,324	$3,186	10.5%

Selling, general and administrative expenses increased by $3.2 million, or 11%, to $33.5 million during the year ended December 31, 2024 from $30.3 million in the year ended December 31, 2023. The increase was primarily driven by a $3.0 million increase in professional services, a $3.0 million increase in payroll-related expenses driven by headcount costs, executive and employment separation costs, a $1.0 million increase in outside consulting expenses, a $0.5 million increase in other operational expenses, and a $0.3 million increase in marketing and recruiting cost. The increases were partially offset by a $3.8 million decrease in stock-based compensation and a $0.8 million decrease in directors’ and officers’ insurance.

Depreciation and Amortization

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(in thousands)
Depreciation and amortization	$5,238	$4,821	$417	8.6%

Depreciation and amortization expenses increased by $0.4 million, or 9%, to $5.2 million during the year ended December 31, 2024 from $4.8 million during the year ended December 31, 2023. The increase in depreciation and amortization expense is primarily attributable to placing the network assets in service since the third quarter of 2023.

Interest Expense, Net

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(in thousands)
Interest expense, net	$(9,401)	$(3,664)	$(5,737)	156.6%

Interest expense, net of interest income, for the year ended December 31, 2024 was $9.4 million. Interest expense, net of interest income, for the year ended December 31, 2023 was $3.7 million. The increase in interest expense was due to interest and amortization of debt discounts on our senior secured notes issued during the second and third quarters of 2023.

Other Expense

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(in thousands)
Other expense	$(32,207)	$(4,321)	$(27,886)	645.4%

Other expense was $32.2 million for the year ended December 31, 2024 compared with other expense of $4.3 million for the year ended December 31, 2023.The increase was primarily driven by a $29.1 million increase in expense related to change in the fair value of warrants, partially offset by $1.0 million of income related to the settlement of the Asset Purchase Agreement liability.

Liquidity and Capital Resources

We have incurred net losses since our inception and to date have generated only limited revenue. We have primarily relied upon debt and equity financings to fund our cash requirements. During each of the twelve months ended December 31, 2024 and 2023, we incurred net losses of $101.9 million and $71.7 million, respectively. During each of the twelve months ended December 31, 2024, our net cash used in operating activities and cash provided by investing activities was $38.0 million was $39.5 million, respectively. During the twelve months ended December 31, 2023, our net cash used in operating activities and investing activities was $35.4 million and $1.1 million, respectively. As of December 31, 2024, we had cash and cash equivalents and marketable securities of $80.1 million and an accumulated deficit of $862.1 million. We expect to incur additional losses and higher operating expenses for the foreseeable future. Our primary uses of cash are to fund our operations as we continue to grow our business. We will require a significant amount of cash for expenditures as we invest in ongoing research and development and our PNT networks.

Managing liquidity and our cash position is a priority of ours. We continually work to optimize our expenses in light of the growth of our business, and adapt to changes in the economic environment. We believe that our cash and cash equivalents and marketable securities as of December 31, 2024 will be sufficient to meet our working capital and capital expenditure needs, including all contractual commitments, beyond the next 12 months from the filing of this Annual report on Form 10-K. We believe we will meet longer term expected future cash requirements and obligations through a combination of our existing cash and cash equivalents balances and marketable securities, cash flows from operations, and issuance of equity securities or debt offerings.  However, this determination is based upon internal financial projections and is subject to changes in market and business conditions.

In 2023, we issued $70.0 million in aggregate principal amount of senior secured notes with a fixed interest rate of 10% to the lenders thereto. Such notes will mature on December 1, 2026 with interest payable semi-annually in arrears on June 1 and December 1 of each year. We may elect, at our sole discretion, to pay up to 50% of the accrued and unpaid interest on the senior secured notes due with our common stock. Refer to Note 8 to our consolidated financial statements for the twelve months ended December 31, 2024 included elsewhere in this Annual Report on Form 10-K for more information.

Cash Flows

The following table summarizes our cash flows for the period indicated:

	Year Ended December 31,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(38,008)	$(35,440)
Net cash provided (used in) investing activities	(39,467)	1,074
Net cash provided by financing activities	35,103	68,984

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

Net cash used in operating activities during 2024 was $38.0 million, resulting primarily from a net loss of $101.9 million adjusted for non-cash charges of $13.9 million for stock-based compensation, $33.2 million for change in the fair value of warrant liability, $6.2 million in amortization of debt issuance costs, $5.2 million for depreciation and amortization, $0.2 million for equity method investment loss, and $0.1 million in asset retirement obligations accretion expense. These changes were partially offset by a net increase in operating liabilities of $7.0 million, non-cash income of $1.0 million for change in fair value of Asset Purchase Agreement liability, and $0.9 million realized and unrealized gain on marketable securities.

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

Cash Flows from Investing Activities

Net cash provided by investing activities during 2024 was $39.5 million, representing net purchase of marketable securities of $35.9 million, and cash used for Asset Purchase Agreement of $2.7 million and cash used for property and equipment, including internal use software of $0.8 million.

Net cash provided by investing activities during 2023 was $1.1 million, representing sale and of maturity of marketable securities, net of purchase of marketable securities, and cash used for addition in property and equipment primarily related to the deployment of the TerraPoiNT network and internal use software.

Cash Flows from Financing Activities

Net cash provided by financing activities during 2024 was $35.1 million, primarily reflecting cash proceeds from exercise of warrants and stock options.

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

Recently Issued and Adopted Accounting Standards

For information regarding new accounting pronouncements, and the impact of these pronouncements on our consolidated financial statements, if any, refer to Note 2 to our consolidated financial statements for the year ended December 31, 2024 included elsewhere in this Annual Report on Form 10-K.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We had cash and cash equivalents and short-term marketable securities of $80.1 million as of December 31, 2024, which are held for working capital purposes. Our exposure to market risk for changes in interest rates relates primarily to our cash and investments in marketable securities, which consisted of U.S. Government, Agency and money market funds. The fair values of our investments in U.S. Government and Agency Bonds will generally fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value due to changes in interest rates. The effect of a hypothetical 10% change in interest rates would not have a material impact on our consolidated financial statements.

As of December 31, 2024, we had long-term debt of $54.6 million, net of debt issuance cost and discount. The debt has a fixed interest rate of 10% per annum. Therefore, fluctuations in interest rates do not impact our consolidated financial statements. See Note 8 — Long-term debt, net for additional information.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2024.

Management Report on Internal Control Over Financial Reporting; Attestation Report of Registered Public Accounting Firm

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2024, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

This Annual Report on Form 10-K does not include an attestation report of internal controls from the Company’s independent registered public accounting firm due to a transition period established by the rules of the SEC as a result of the Company’s status as an emerging growth company.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

 Trading Plans

On November 19, 2024, Robert Lantz, former Senior Vice President, General Counsel and Secretary, terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K) intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “10b5-1 trading plan”) that was previously adopted on August 14, 2024.

On November 21, 2024, Robert Lantz, former Senior Vice President, General Counsel and Secretary, adopted a 10b5-1 trading plan. This 10b5-1 trading plan provides for the potential sale of 40% of the gross shares of common stock to be issued to Mr. Lantz upon the vesting and settlement of his restricted stock units (“RSUs”) with vesting dates of February 1, 2025, March 15, 2025, May 1, 2025, June 15, 2025, August 1, 2025, September 15, 2025, November 1, 2025 and December 15, 2025. The aggregate number of shares of common stock that will be available for sale under this 10b5-1 plan after vesting and settlement of his RSUs is 24,346 shares. Pursuant to its terms, this 10b5-1 trading plan is expected to remain in place until the earlier of (i) December 31, 2025 and (ii) the date on which all transactions under such plan are completed.

On December 23, 2024, Dr. Sanyogita Shamsunder, former Chief Operating Officer, adopted a 10b5-1 trading plan. This 10b5-1 trading plan provides for the potential sale of 75% of the gross shares of common stock to be issued to Dr. Shamsunder upon the vesting and settlement of her RSUs with a vesting date of May 9, 2025 and 45% of the gross shares of common stock to be issued to her upon the vesting and settlement of her RSUs with vesting dates of August 9, 2025 and November 9, 2025. The aggregate number of shares of common stock that will be available for sale under this 10b5-1 plan after vesting and settlement of her RSUs is 36,226 shares. Pursuant to its terms, this 10b5-1 trading plan is expected to remain in place until the earlier of (i) December 31, 2025 and (ii) the date on which all transactions under such plan are completed.

No other officers (as defined in Rule 16a-1(f) of the Exchange Act) or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K) during the fiscal quarter ended December 31, 2024.

Chief Operating Officer Transition

On March 11, 2025, the Board appointed Susan Insley as our Chief Operating Officer, effective immediately. Prior to such appointment, Ms. Insley served as our Executive Vice President and Chief People Officer since September 2024.

Ms. Insley, age 57, is a results-driven leader with a proven track record of driving business growth by aligning people strategies with corporate objectives and implementing innovative practices to develop talent and inspire teams. With career-spanning leadership roles in Human Resources and Finance, Ms. Insley has contributed to the success of industry leaders such as Intel, Verisign, and VMware. As senior Vice President of Human Resources at VMware from February 2016 to January 2024, she spearheaded transformative talent strategies and guided executive leadership through critical organizational transitions. Beyond her professional achievements, Ms. Insley is deeply committed to making a difference. She serves on the board of Team Telomere, a non-profit organization dedicated to supporting individuals affected by Telomere Biology Disorders and advancing research toward a cure. Ms. Insley received her bachelor’s degree in finance from the University of Georgia and earned professional certifications in Internal Audit and Risk Management Assurance.

Ms. Insley’s compensation arrangements have not been changed as a result of her new role as Chief Operating Officer.

There are no arrangements or understandings between Ms. Insley and any other persons pursuant to which Ms. Insley was selected to be Chief Operating Officer. There are no family relationships between Ms. Insley and any of our directors or executive officers, and Ms. Insley has no direct or indirect interest in any transaction or proposed transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

Also on March 11, 2025, Sanyogita Shamsunder transitioned to the role of Chief Innovation Officer. Prior to such transition, Dr. Shamsunder served as our Chief Operating Officer.

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

The additional information required by this item will be set forth under the sections entitled “Board of Directors,” “Corporate Governance” and “Executive Officers” in our 2025 Proxy Statement to be filed with the SEC within 120 days of December 31, 2024 and is incorporated by reference into this Annual Report on Form 10-K.

Item 11. Executive Compensation.

The information required by this item will be set forth under the section entitled “Executive and Director Compensation” in our 2025 Proxy Statement to be filed with the SEC within 120 days of December 31, 2024 and is incorporated by reference into this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be set forth under the sections entitled “Securities Authorized for Issuance Under Equity Compensation Plans at December 31, 2024” and “Security Ownership of Certain Beneficial Owners and Management” in our 2025 Proxy Statement to be filed with the SEC within 120 days of December 31, 2024 and is incorporated by reference into this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be set forth under the sections entitled “Transactions with Related Parties” and “Corporate Governance” in our 2025 Proxy Statement to be filed with the SEC within 120 days of December 31, 2024 and is incorporated by reference into this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services.

The information required by this item will be set forth under the section entitled “Fees Paid to Independent Registered Public Accounting Firm” in our 2025 Proxy Statement to be filed with the SEC within 120 days of December 31, 2024 and is incorporated by reference into this Annual Report on Form 10-K.

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

4.6*	Form of Warrant to Purchase Common Stock of NextNav Inc. (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-3 filed by NextNav Inc. on June 23, 2023).
4.7*†	Note Purchase Agreement, dated May 9, 2023, by and among NextNav Inc. and the Purchasers named therein (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q for the period ended June 30, 2023 filed by NextNav Inc. on August 9, 2023).
4.8*†	Indenture, dated May 9, 2023, by and among NextNav Inc., the Guarantors listed therein and GLAS Trust Company LLC (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q for the period ended June 30, 2023 filed by NextNav Inc. on August 9, 2023).
4.9*	Warrant Agreement, dated May 15, 2023, by and between NextNav Inc. and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-3 filed by NextNav Inc. on June 23, 2023).

4.10*†	Security Agreement, dated May 9, 2023, by and among NextNav Inc., subsidiaries of NextNav Inc., the Noteholders referenced therein and GLAS Trust Company LLC (incorporated by reference to Exhibit 4.5 to the Quarterly Report on Form 10-Q for the period ended June 30, 2023 filed by NextNav Inc. on August 9, 2023).
10.1*	Registration Rights Agreement, dated October 28, 2021, by and among NextNav Inc. and certain stockholders of NextNav (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K for the period ended December 31, 2021 filed by NextNav Inc. on March 23, 2022).
10.2*!	Equipment, Network Colocation and Installation Agreement, dated October 7, 2019, by and between NextNav, LLC and AT&T Services, Inc. (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-4 filed by NextNav Inc. on August 25, 2021).
10.3*	Private Placement Warrant Purchase Agreement, dated October 15, 2020, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-4 filed by NextNav Inc. on August 25, 2021).
10.4*	Private Placement Warrant Purchase Agreement, dated October 15, 2020, by and between the Company and B. Riley Principal Investments, LLC (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-4 filed by NextNav Inc. on August 25, 2021).
10.5*	Resale Registration Rights Agreement, dated May 9, 2023, by and among NextNav Inc. and the Parties named therein (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2023 filed by NextNav Inc. on August 9, 2023).
10.6*†	Resale Registration Rights Agreement, dated March 7, 2024, by and between NextNav Inc. and Telesaurus Holdings GB LLC (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended March 31, 2024 filed by NextNav Inc. on May 8, 2024).
10.7*!	Share Transfer Agreement, dated October 28, 2022, by and among NextNav Inc. and the Sellers party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by NextNav Inc. on November 2, 2022).
10.8*†	Asset Purchase Agreement, dated March 7, 2024, by and among NextNav Inc., Progeny LMS, LLC, Telesaurus Holdings GB LLC and Skybridge Spectrum Foundation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2024 filed by NextNav Inc. on May 8, 2024).
10.9*+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by NextNav Inc. on October 28, 2021).
10.10*+	NextNav Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by NextNav Inc. on October 28, 2021).
10.11*+	Form of Nonqualified Option Agreement under the NextNav Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 filed by NextNav Inc. on November 17, 2021).
10.12*+	Form of Restricted Stock Unit Agreement under the NextNav Inc. 2021 Omnibus Incentive Plan (for grants pursuant to the Business Combination) (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 filed by NextNav Inc. on November 17, 2021).
10.13*+	Form of Restricted Stock Unit Agreement under the NextNav Inc. 2021 Omnibus Incentive Plan (Employees) (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 filed by NextNav Inc. on November 17, 2021).
10.14*+	Form of Restricted Stock Unit Agreement under the NextNav Inc. 2021 Omnibus Incentive Plan (Directors) (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 filed by NextNav Inc. on November 17, 2021).
10.15*+	Form of Restricted Stock Agreement under the NextNav Inc. 2021 Omnibus Incentive Plan (Directors) (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 filed by NextNav Inc. on November 17, 2021).

10.16*+	Form of Performance-Based Restricted Stock Unit Agreement under the NextNav Inc. 2021 Omnibus Incentive Plan (Employees) (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K for the period ended December 31, 2023 filed by NextNav Inc. on March 13, 2024).
10.17*+	2011 Unit Option and Profits Interest Plan (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-8 filed by NextNav Inc. on December 27, 2021).
10.18*+	NextNav Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by NextNav Inc. on October 28, 2021).
10.19*+	Employment Agreement, dated as of November 29, 2023, by and between NextNav Inc. and Mariam Sorond (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K for the period ended December 31, 2023 filed by NextNav Inc. on March 13, 2024).
10.20*+	Employment Agreement, dated as of November 17, 2021, by and between NextNav Inc. and Christian D. Gates (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by NextNav Inc. on November 17, 2021).
10.21*+	Executive Employment Agreement, dated as of March 31, 2022, by and between Commlabs Technology Centre Pvt. Ltd., an indirectly, wholly-owned subsidiary of NextNav Inc. and Arun Raghupathy (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2022 filed by NextNav Inc. on May 12, 2022).
10.22*†+	Employment Agreement, dated as of May 5, 2024, by and between NextNav Inc. and Sanyogita Shamsunder (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2024 filed by NextNav Inc. on August 7, 2024).
10.23*+	Consulting Agreement, dated as of November 29, 2023, by and between NextNav Inc. and Ganesh Pattabiraman (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K for the period ended December 31, 2023 filed by NextNav Inc. on March 13, 2024).
19.1	Insider Trading Policy.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP.
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer & Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
97*	Incentive Compensation Recovery Policy (incorporated by reference to Exhibit 97 to the Annual Report on Form 10-K for the period ended December 31, 2023 filed by NextNav Inc. on March 13, 2024).
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed previously.
**	Furnished herewith.
†	Certain schedules and/or exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish supplementally a copy of any such omitted schedule and/or exhibit to the SEC upon request.
!	Certain confidential portions of the agreement were omitted by means of marking such portions with brackets (due to the registrant customarily and actually treating such information as private or confidential and such omitted information not being material) pursuant to Item 601(b)(10) of Regulation S-K. The Company agrees to supplementally furnish a copy of any confidential portions to the SEC upon request.
+	Indicates a management or compensatory plan.

Item 16. Form 10-K Summary.

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXTNAV INC.

Date: March 12, 2025	By:	/s/ Mariam Sorond
	Name:	Mariam Sorond
	Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/Mariam Sorond	President, Chief Executive Officer and Chair of the Board of Directors	March 12, 2025
Mariam Sorond	(Principal Executive Officer)

/s/ Christian D. Gates	Chief Financial Officer	March 12, 2025
Christian D. Gates	(Principal Financial Officer)

/s/ Sammaad R. Shams	Chief Accounting Officer	March 12, 2025
Sammaad R. Shams	(Principal Accounting Officer)

/s/ Alan B. Howe	Director	March 12, 2025
Alan B. Howe

/s/ Bandel L. Carano	Director	March 12, 2025
Bandel L. Carano

/s/ Jonathan A. Marcus	Director	March 12, 2025
Jonathan A. Marcus

/s/ John B. Muleta	Director	March 12, 2025
John B. Muleta

/s/ Nicola Palmer	Director	March 12, 2025
Nicola Palmer

/s/ Neil S. Subin	Director	March 12, 2025
Neil S. Subin

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of NextNav Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NextNav Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of comprehensive loss, changes in equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

Tysons, Virginia

March 12, 2025

NextNav Inc.

Consolidated Balance Sheets

	December 31,
	2024	2023
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$39,330	$81,878
Short term investments	40,785	3,954
Accounts receivable	3,301	2,332
Other current assets	2,629	3,056
Total current assets	$86,045	$91,220
Property and equipment, net of accumulated depreciation of $13,716 and $9,724 at December 31, 2024 and 2023, respectively	17,974	21,561
Operating lease right-of-use assets	17,368	19,267
Goodwill	16,966	17,977
Intangible assets, net	9,589	10,625
Other assets	13,798	1,508
Total assets	$161,740	$162,158

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$858	$391
Accrued expenses and other current liabilities	8,536	6,592
Operating lease current liabilities	2,462	2,523
Deferred revenue	288	297
Total current liabilities	$12,144	$9,803

Warrants	28,707	7,053
Operating lease noncurrent liabilities	14,352	15,145
Other long-term liabilities	1,795	1,614
Long-term debt, net of debt issuance cost and discount	54,621	48,447
Total liabilities	$111,619	$82,062

Stockholders’ equity:
Common Stock, authorized 500,000,000 shares; 131,268,940 and 111,261,434 shares issued and 131,136,712 and 111,132,222 shares outstanding at December 31, 2024 and 2023, respectively	$14	$12
Additional paid-in capital	912,241	837,416
Accumulated other comprehensive income	665	2,198
Accumulated deficit	(862,106)	(760,227)
Common stock in treasury, at cost, 132,228 and 129,212 shares at December 31, 2024 and December 31, 2023, respectively	(693)	(665)
Total stockholders’ equity	$50,121	$78,734
Non-controlling interests	—	1,362
Total liabilities and stockholders’ equity	$161,740	$162,158

See accompanying notes.

NextNav INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2024	2023
	(in thousands, except per share amounts)
Revenue	$5,669	$3,862
Operating expenses:
Cost of goods sold (exclusive of depreciation and amortization)	10,777	12,743
Research and development	16,242	19,503
Selling, general and administrative	33,510	30,324
Depreciation and amortization	5,238	4,821
Total operating expenses	$65,767	$67,391
Operating loss	(60,098)	(63,529)
Other income (expense):
Interest expense, net	(9,401)	(3,664)
Change in fair value of warrants	(33,177)	(4,101)
Other income (loss), net	970	(220)
Loss before income taxes	$(101,706)	$(71,514)
Provision for income taxes	173	221
Net loss	$(101,879)	$(71,735)
Foreign currency translation adjustment	(1,533)	827
Comprehensive loss	$(103,412)	$(70,908)
Net loss	$(101,879)	$(71,735)
Net loss attributable to common stockholders	$(101,879)	$(71,735)
Weighted average of shares outstanding – basic and diluted	121,500	107,972
Net loss attributable to common stockholder per share – basic and diluted	$(0.84)	$(0.66)

See accompanying notes.

NextNav INC.

Consolidated Statements of Changes in equity

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury stock,	Stockholders’	Non-controlling	Total
	Shares	Value	Capital	Deficit	(Loss)	at cost	Equity	interests	Equity
Balance, December 31, 2022	106,417,265	$12	$787,130	$(688,492)	$1,371	$(4)	$100,017	$3,847	$103,864
Vesting of RSUs	2,547,619	—	—	—	—	—	—	—	—
Issuance of RSAs	458,755	—	—	—	—	—	—	—	—
Exercise of common stock options	260,228	—	73	—	—	—	73	—	73
Exercise of common warrants	408,231	—	882	—	—	—	882	—	882
Stock-based compensation expense	—	—	20,207	—	—	—	20,207	—	20,207
Issuance of common warrants	—	—	22,843	—	—	—	22,843	—	22,843
Interest payment through issuance of shares	448,466	—	1,888	—	—	—	1,888	—	1,888
Redemption of non-controlling interests	719,693	—	3,145	—	—	—	3,145	(2,485)	660
Reclassification of warrant liability to common stock warrants	—	—	1,248	—	—	—	1,248	—	1,248
Shares received from settlement of employee receivables	(128,035)	—	—	—	—	(661)	(661)	—	(661)
Net loss	—	—	—	(71,735)	—	—	(71,735)	—	(71,735)
Foreign currency translation adjustment	—	—	—	—	827	—	827	—	827
Balance, December 31, 2023	111,132,222	$12	$837,416	$(760,227)	$2,198	$(665)	$78,734	$1,362	$80,096
Vesting of RSUs	2,456,403	1	—	—	—	—	1	—	1
Issuance of RSAs	269,453	—	—	—	—	—	—	—	—
Exercise of common stock options	1,381,143	—	3,787	—	—	—	3,787	—	3,787
Exercise of common warrants	14,531,193	1	31,386	—	—	—	31,387	—	31,387
Stock-based compensation expense	—	—	14,040	—	—	—	14,040	—	14,040
Interest payment through issuance of shares of common stock	352,171	—	3,842	—	—	—	3,842	—	3,842
Redemption of non-controlling interests	397,037	—	1,429	—	—	—	1,429	(1,362)	67
Reclassification of warrant liability to common stock warrants	—	—	11,523	—	—	—	11,523	—	11,523
Shares of Common Stock received from settlement of employee receivables	(3,016)	—	—	—	—	(28)	(28)	—	(28)
Shares of Common Stock issued to settle Asset Purchase Agreement liability	620,106	—	8,818	—	—	—	8,818	—	8,818
Net loss	—	—	—	(101,879)	—	—	(101,879)	—	(101,879)
Foreign currency translation adjustment	—	—	—	—	(1,533)	—	(1,533)	—	(1,533)
Balance, December 31, 2024	131,136,712	14	912,241	(862,106)	665	(693)	50,121	—	50,121

See accompanying notes.

 NextNav INC.

Consolidated Statements of Cash Flows
	Year Ended December 31,
	2024	2023
	(in thousands)
Operating activities
Net loss	$(101,879)	$(71,735)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,238	4,821
Equity-based compensation	13,856	21,838
Change in fair value of warrant liability	33,177	4,101
Change in fair value of Asset Purchase Agreement liability	(966)	—
Realized and unrealized gain on marketable securities	(888)	(546)
Equity method investment loss	175	191
Asset retirement obligation accretion	76	66
Amortization of debt discount	6,174	3,151
Changes in operating assets and liabilities:
Accounts receivables	(969)	(164)
Other current assets	388	537
Other assets	110	119
Accounts payable	467	(627)
Deferred revenue	(9)	202
Accrued expenses and other liabilities	5,990	1,884
Operating lease right-of-use assets and liabilities	1,052	722
Net cash used in operating activities	$(38,008)	$(35,440)

Investing activities
Capitalization of costs and purchases of network assets, property, and equipment	(350)	(2,751)
Purchase of internal use software	(442)	(983)
Purchase of marketable securities	(82,443)	(37,441)
Sale and maturity of marketable securities	46,500	42,249
Payment for Asset Purchase Agreement liability	(2,732)	—
Net cash provided by (used in) investing activities	$(39,467)	$1,074

Financing activities
Proceeds from senior secured notes	—	70,000
Payments towards debt issuance cost	—	(1,861)
Payments towards debt	(111)	(110)
Proceeds from exercise of common stock options	3,787	73
Proceeds from exercise of common warrants	31,387	882
Redemption of non-controlling interests	40	—
Net cash provided by financing activities	$35,103	$68,984
Effect of exchange rates on cash and cash equivalents	(176)	30
Net increase (decrease) in cash and cash equivalents	(42,548)	34,648
Cash and cash equivalents at beginning of period	81,878	47,230
Cash and cash equivalents at end of period	$39,330	$81,878

Non-cash investing and financing information and supplemental disclosures
Capital expenditure included in Accrued expenses and other current liabilities	$78	$285
Reclassification of warrant liability to common stock warrants	$11,523	$1,248
Issuance of warrants	$—	$22,843
Interest paid in shares	$3,842	$1,888
Interest paid in cash	$3,502	$1,808
Income taxes paid, net	$195	$147

See accompanying notes.

   NextNav INC.

Notes to Consolidated Financial Statements

1. Organization and Business

Principal Business

NextNav Inc. and its consolidated subsidiaries (“NextNav” or the “Company”) is the market leader in delivering resilient, next generation, complementary positioning, navigation and timing (“PNT”) solutions designed to overcome the limitations and vulnerabilities of the existing space-based Global Positioning System (“GPS”) and Global Navigation Satellite Systems (“GNSS”). The Company is evolving its complementary PNT solutions to use 5G New Radio (“5G NR”) technologies (“NextGen”), in conjunction with its Petition for Rulemaking filed with the FCC, to update and reconfigure the Lower 900 MHz band and its spectrum licenses. The Company expects the evolution of its platform to NextGen will significantly improve the efficiency, flexibility, and scale of its operations, technically enabling the delivery of high-quality PNT based on a 5G broadband network. The NextGen solution is being designed to allow one or more partners to integrate the Company’s Lower 900 MHz spectrum into their 5G networks. The Company expects that this will result in wide-scale availability of both complementary PNT services and additional broadband capacity.

As the Company evolves its technology platform to NextGen and pursues regulatory changes to the Lower 900 MHz band and its spectrum licenses, it continues to deliver high-quality PNT services through its Pinnacle and TerraPoiNT solutions. The Pinnacle system provides an accurate altitude service and is primarily used for public safety applications, including enhanced 911 (“E911”) for Verizon and a growing number of devices operating on the remaining national cellular network providers. The TerraPoiNT system is a terrestrially based dedicated, complementary 3D PNT network designed to overcome the limitations inherent in the space-based nature of GPS. TerraPoiNT received the highest scores in testing by the DoT reported in 2021 regarding potential PNT backup solutions in each category tested and was the only solution evaluated capable of providing the full set of services provided by GPS. Continuing its engagement with the DoT, in 2024 the Company was awarded a contract to establish performance characteristics for TerraPoiNT to allow the DoT to incorporate its solutions into a clearinghouse of solutions defined in the DoT Complementary PNT Action Plan, for potential use by Federal government customers.

Since its inception, NextNav has incurred recurring losses and generated negative cash flows from operations and has primarily relied upon debt and equity financings to fund its cash requirements. During the years ended December 31, 2024 and 2023, the Company incurred net losses of $101.9 million and $71.7 million, respectively. During the years ended December 31, 2024 and 2023, net cash used in operating activities was $38.0 million and $35.4 million, respectively. As of December 31, 2024, cash and cash equivalents and marketable securities was $80.1 million. The Company’s primary use of cash is to fund operations as NextNav continues to perform research and development and grow. The Company expects to incur additional losses and higher operating expenses for the foreseeable future, specifically as NextNav invests in ongoing research and development and the expansion of the TerraPoiNT network.

Managing liquidity and the Company’s cash position is a priority of the Company. The Company continually works to optimize its expenses in light of the growth of its business and adapt to changes in the economic environment. The Company believes that the cash and cash equivalents and marketable securities as of December 31, 2024 will be sufficient to meet its working capital and capital expenditure needs, including all contractual commitments, beyond the next 12 months from the date of filing this Annual Report on Form 10-K. The Company believes it will meet longer term expected future cash requirements and obligations through a combination of its existing cash and cash equivalents balances and marketable securities, cash flows from operations, and issuance of equity securities or debt offerings. However, this determination is based upon internal financial projections and is subject to changes in market and business conditions.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”).  All intercompany transactions and balances have been eliminated in these consolidated financial statements.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. These estimates include those related to the useful lives and recoverability of long-lived and intangible assets, valuation common stock warrants, income taxes and equity-based compensation. NextNav bases estimates on historical experience, anticipated results and various other assumptions, including assumptions of future events, it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets, liabilities, equity, revenue and expenses, that are not readily apparent from other sources. Actual results and outcomes could differ materially from these estimates and assumptions.

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

The Company invests excess cash primarily in U.S. treasury bills, U.S. government and government agency bonds, and money market funds. The Company classifies all marketable securities that have stated maturities of three months or less from the date of purchase as cash equivalents, and those that have stated maturities of over three months as short-term investments on the Consolidated Balance Sheets. The Company determines the appropriate classification of investments in marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. Marketable securities that are held for resale are classified as "trading securities" and are measured at fair value with the related gains and losses, including unrealized, recognized in interest expense, net. Marketable securities not classified as held to maturity or as trading securities are classified as "available-for-sale securities" and the fair value option (“FVO”) was elected, for which related gains and losses, including unrealized gains and losses and interest, are recognized in interest expense, net. The FVO election allows the Company to account for the marketable securities at fair value, which is consistent with the manner in which the instruments are managed. For the twelve months ended December 31, 2024, the Company recorded $888 thousand of gains from fair value changes from FVO available-for-sale debt securities in interest expense, net in the Consolidated Statements of Comprehensive Loss. There were no debt securities classified as available-for-sale in 2023.

Equity Method Investment

The Company applies the equity method of accounting to investments when it has significant influence, but not control, under the equity method of accounting. Judgment regarding the level of influence over each equity method investment includes considering key factors such as ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions.

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

The Company evaluates equity method investments for impairment based upon a comparison of the fair value of the equity method investment to its carrying value, when impairment indicators exist. If the Company determines a decline in the fair value of an equity method investment below its carrying value is other-than-temporary, an impairment is recorded. Determining fair value involves significant judgment. The Company’s estimates consider alternative evidence including, but not limited to, general economic conditions and other relevant factors. The Company did not recognize any impairment losses for its equity method investment for the year ended December 31, 2024.

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

NextNav records asset retirement obligations associated with the contractually required removal of property and equipment assets from leased properties. When an asset retirement obligation is identified, NextNav records the fair value of the obligation discounted at present value as a liability. The fair value of the obligation is also capitalized as property and equipment, which is amortized over the estimated remaining useful life of the associated asset. Accretion expense on the liability is recognized over the estimated life of the related assets. The carrying value of asset retirement obligations as of December 31, 2024 is classified in other long-term liabilities.

Asset retirement obligations for the years ended December 31, 2024 and 2023 were:

	Year Ended December 31,
	2024	2023
	(in thousands)
Beginning Balance	$1,340	$1,147
Liabilities incurred	—	164
Liabilities settled	(100)	(37)
Change in estimates	327	—
Accretion	76	66
Ending Balance	$1,643	$1,340

Depreciation and Amortization are computed using the straight-line method over the estimated useful lives of the assets as follows:

Pinnacle and TerraPoiNT network assets	5–8 years
Office equipment, furniture and internal use software	2–5 years
Leasehold improvements	Shorter of the useful life or lease term
Acquired finite-lived intangible assets	12 years

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

Software developed for internal use, with no substantive plans to market such software at the time of development, are capitalized and included in intangible assets in the Consolidated Balance Sheets. Costs incurred during the preliminary planning and evaluation and post implementation stages of the project are expensed as incurred. Costs incurred during the application development stage of the project are capitalized. During the year ended December 31, 2024 and 2023, the Company capitalized $0.5 million and $1.0 million, respectively, of development costs related to internal use software.

Internal use software is amortized over a three year useful life. Amortization of internal use software was $0.7 million and $0.4 million for the years ended December 31, 2024 and December 31, 2023, respectively.

Acquired finite-lived intangible assets

Acquired finite-lived intangible assets primarily includes proprietary technology and software. See Note 4 — Property, Equipment, Network Under Construction, and Intangible Assets.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company operates as one reporting unit. When testing goodwill for impairment, the Company may first perform an optional qualitative assessment. If the Company determines it is not more likely than not the reporting unit’s fair value is less than its carrying value, then no further analysis is necessary. If the Company determines that it is more likely than not that the fair value of its reporting unit is less than its carrying amount, then the quantitative impairment test will be performed. Under the quantitative impairment test, if the carrying amount of the Company’s reporting unit exceeds its fair value, the Company will recognize an impairment loss in an amount equal to that excess but limited to the total amount of goodwill. No goodwill impairment was recorded for the years ended December 31, 2024 and December 31, 2023. The following summarizes the Company’s goodwill activities (in thousands):

	Year Ended December 31,
	2024	2023

Beginning Balance	$17,977	$17,493
Changes in foreign exchange rates	(1,011)	580
Purchase price adjustment	—	(96)
Ending Balance	$16,966	$17,977

Impairment

NextNav’s long-lived assets, including property and equipment, network under construction, intangible assets and right-of-use lease assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, impairment is determined by comparing the carrying value of these long-lived assets to management’s probability weighted estimate of the future undiscounted cash flows expected to result from the use of the asset or asset group. In the event an impairment exists, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset group. For the years ended December 31, 2024, and 2023, the Company determined that no events or changes in circumstances existed that would indicate any impairment of its long-lived assets.

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

Based on its qualitative assessment performed for the years ended December 31, 2024 and 2023, NextNav concluded that it was not more likely than not that the fair value of its indefinite-lived asset is less than its carrying amount, and as such, no impairment exists.

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

Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates, including the selection of valuation methodologies, estimates of future revenue and cash flows, discount rates, and selection of comparable companies. The estimates and assumptions used to determine the fair values and useful lives of identified intangible assets could change due to numerous factors, including market conditions, technological developments, economic conditions, and competition. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. In addition, uncertain tax positions, tax-related valuation allowances and pre-acquisition contingencies are initially recorded as of the acquisition date. The Company continues to collect information and reevaluates these estimates and assumptions quarterly and records any adjustments to the Company’s preliminary estimates to goodwill provided that the Company is within the measurement period. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded in the Company’s Consolidated Statements of Comprehensive Loss. In connection with the determination of fair values, the Company may engage a third-party valuation specialist to assist with the valuation of intangible and certain tangible assets acquired and certain assumed obligations.

NEXTNAV INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-term debt

      In conjunction with the issuance of senior secured notes in May and July of 2023, the Company issued warrants to the lenders. The Company allocated the proceeds from its debt issuance to long-term debt and equity classified warrants based on relative fair value as determined by the Discounted Cash Flow approach and Monte Carlo simulation model, respectively. The portion of proceeds allocated to equity-classified warrants and direct debt issuance costs are classified as debt discounts. The carrying value of long-term debt in the Company’s Consolidated Balance Sheets consists of principal amount of debt, net of debt discounts. Debt discounts are amortized to interest expense based on the related debt agreements primarily using the effective interest method.

Non-controlling Interests

The non-controlling interest in the Company’s consolidated financial statements represented the warrants for Nestwave, SAS (as subsequently renamed, “NextNav France”) shares that were owned by the selling shareholders of NextNav France, which was acquired by the Company in 2022. Holders of the warrants did not have the right to income or obligation to losses of NextNav France, and the Company did not attribute any net loss to the non-controlling interests. In October 2023, the Company issued 591,658 unregistered shares of its common stock in connection with the Company’s acquisition of the issued and outstanding shares of NextNav France, pursuant to certain agreements by and among the Company and certain shareholders of NextNav France, dated October 28, 2022.  This resulted in a $2.5 million redemption of the non-controlling interests in 2023. In May 2024, the Company issued 397,037 unregistered shares of its common stock in connection with the Company’s acquisition of all of the issued and outstanding shares of NextNav France. This resulted in a $1.4 million redemption in full of the non-controlling interests in 2024. As of December 31, 2024, the Company does not have any non-controlling interests.

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

NEXTNAV INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables, and deferred revenue on the Consolidated Balance Sheets. The Company bills amounts under its agreed-upon contractual terms at periodic intervals for services, upon shipment for equipment, or upon achievement of contractual milestones or as work progresses. Billing may occur subsequent to revenue recognition, resulting in accounts receivable. The Company may also receive payments from customers before revenue is recognized, resulting in deferred revenue. Additionally, the Company had performance obligations associated with commitments in customer contracts for future services that have not yet been recognized in the Company’s financial statements. The Company applies the practical expedient available that provides the option to exclude the expected revenues arising from unsatisfied performance obligations related to contracts that have an original expected duration of one year or less.

The following table presents the Company’s revenue disaggregated by category and source:

	Year Ended December 31,
	2024	2023
	(in thousands)
Commercial	$4,599	$3,765
Government contracts	1,068	20
Equipment sales	2	77
Total revenue	$5,669	$3,862

Contract Balances

Accounts receivable are billed and unbilled amounts related to the Company’s rights to consideration as performance obligations are satisfied when the rights to payment become unconditional but for the passage of time. As of December 31, 2024 and 2023 the Company’s accounts receivable balances were $3.3 million and $2.3 million, respectively. The Company assesses collectability by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when the Company identifies specific customers with known disputes or collectability issues. In determining the amount of the allowance for credit losses, the Company considers historical collectability based on past due status and makes judgments about the creditworthiness of customers based on ongoing credit evaluations. The Company also considers customer-specific information, current market conditions, and reasonable and supportable forecasts of future economic condition. An allowance for credit losses for accounts receivable is recorded as an offset to accounts receivable, and changes in such are classified as selling, general and administrative expense in the Consolidated Statements of Comprehensive Loss. As of December 31, 2024 and 2023, all accounts receivable balances were current and no allowance for credit losses were recorded.

NEXTNAV INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contract liabilities relate to amounts billed in advance, or advance consideration received from customers, for which transfer of control of the good or service occurs at a later point in time. As of December 31, 2024 and 2023, the Company’s contract liabilities balances were $0.3 million.

Cost of Goods Sold

Cost of goods sold consist of personnel-related expenses, including salaries, benefits and stock-based compensation, and allocated facility costs for the Company’s operations and manufacturing teams. Cost of goods sold also includes expenses for site leases, cost of equipment, software license costs, including cloud hosting costs, and professional services related to the maintenance of the equipment at each leased site.

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

Selling, General and Administrative

Selling, general and administrative expenses consist of personnel-related expenses, including salaries, benefits and stock-based compensation, and allocated facility costs for the Company’s business development, marketing, corporate, executive, finance, legal, human resources, IT and other administrative functions. Selling, general and administrative expenses also include expenses for outside professional services, including legal, auditing and accounting services, recruitment expenses, travel expenses and certain non-income taxes, insurance and other administrative expenses.

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

The following details the amount of stock-based compensation included in cost of goods sold, research and development, and selling, general and administrative expenses:

	Year Ended December 31,
	2024	2023
	(in thousands)
Cost of goods sold	$729	$2,318
Research and development	4,106	6,655
Selling, general and administrative	9,021	12,865
Total stock-based compensation expense	$13,856	$21,838

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

The determination of the diluted weighted average shares is included in the following calculation of EPS:

	Year Ended December 31,
	2024	2023
	(in thousands, except per share amounts)
Numerator
Net loss attributable to common stockholders	$101,879	$71,735

Denominator
Weighted average shares – basic and diluted	121,500	107,972
Basic and diluted loss per share	$0.84	$0.66

The following details anti-dilutive unvested restricted stock units and unvested restricted stock awards, as well as the anti-dilutive effects of the outstanding warrants and stock options:

	December 31,
	2024	2023
	(in thousands)
Antidilutive Shares Excluded
Warrants	29,736	44,268
Stock Options	3,628	3,641
Unvested Restricted Stock Units	4,401	4,987
Unvested Restricted Stock Awards	231	334

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

Net transaction gains (losses) from foreign currency contracts recorded in the Consolidated Statements of Comprehensive Loss were immaterial for the fiscal years ended December 31, 2024 and 2023. The only component of other comprehensive loss is currency translation adjustments for all periods presented. No income tax expense was allocated to the currency translation adjustments.

Segments

NextNav operates as one operating segment. NextNav’s chief operating decision maker is its Chief Executive Officer, who reviews financial information presented on an entity-wide basis for purposes of making operating decisions, assessing financial performance and allocating resources.

NEXTNAV INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires the Company to disclose segment expenses that are significant and regularly provided to the Company’s chief operating decision maker (“CODM”). In addition, ASU 2023-07 requires the Company to disclose the title and position of its CODM and how the CODM uses segment profit or loss information in assessing segment performance and deciding how to allocate resources. The Company adopted ASU 2023-07 in this Annual Report on Form 10-K for the year ended December 31, 2024. The adoption did not have a material impact on the consolidated financial statements. See Note 16 — Segments for additional information.

Recent Accounting Developments Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 is effective for the Company's annual periods beginning January 1, 2026 with early adoption permitted, and requires the Company to disclose additional information on the rate reconciliation and income taxes paid. The Company has not yet adopted ASU 2023-09 and is currently evaluating the potential effect that the updated standard will have on the financial statement disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40)— Disaggregation of Income Statement Expenses (“ASU 2024-03”) which requires disclosure in the notes to the financial statements of specified information about certain costs and expenses. ASU 2024-03 is effective for the Company's annual periods beginning January 1, 2027, on a prospective basis, with early adoption and retrospective application permitted. The Company has not yet adopted ASU 2024-03 and is currently evaluating the potential effect of the adoption on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

NEXTNAV INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Asset Purchase Agreement

On March 7, 2024, the Company and its wholly-owned subsidiary Progeny LMS, LLC entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Telesaurus Holdings GB and Skybridge Spectrum Foundation to acquire (1) certain Multilateration Location and Monitoring Service licenses (the “M-LMS Licenses”) issued by the FCC and (2) rights to a petition for reconsideration, dated December 20, 2017, which, if granted, may reinstate additional M-LMS Licenses owned by the sellers and terminated by the FCC in 2017 (the "Transaction"). The closing (“Closing”) of the Transaction is subject to customary conditions as well as the approval of the Superior Court of the State of California, County of Alameda (“Alameda Court Approval”) and approval of the FCC of the application seeking the transfer and assignment of the M-LMS Licenses to the Company by final order (“FCC Approval”) and will occur upon the assignment of the M-LMS Licenses following the FCC Approval.

The consideration for the Transaction is payable as follows:

•	$2.5 million in cash consideration within 30 days of the Alameda Court Approval;
•	$7.5 million in shares of NextNav common stock on the earlier of the FCC Approval or, if no action has been taken by the FCC, November 15, 2024 (payable regardless of whether Closing occurs) (“First Noncash Consideration”); and
•	$20.0 million in shares of NextNav common stock within 30 days of the assignment of the M-LMS Licenses at Closing contingent upon FCC Approval.
The Company subsequently received the Alameda Court Approval on March 28, 2024 and made the cash payment of $2.5 million in April 2024.  Further, the Company recorded a liability and asset of $9.8 million as of March 31, 2024 with respect to the fair value of shares expected to be issued (based on a 20-day volume weighted average price of $5.04 and share price of $6.58) equivalent to the $7.5 million First Noncash Consideration, as the payment obligation was upon passage of time and was not contingent. On November 15, 2024, the Company settled the First Noncash Consideration liability by issuing 620,106 shares of NextNav common stock (based on a 20-day volume weighted average price of $12.09), which had a fair value of $8.8 million (based on a share price of $14.22 upon issuance) that resulted in a gain of $1.0 million, which is recorded in Other income (loss), net in the Consolidated Statement of Comprehensive Loss for the year ended December 31, 2024, as a result of difference between fair value of the shares issued on November 15, 2024 and the fair value of shares that were expected to be issued for the First Noncash Consideration liability based on the 20-day volume-weighted average price on March 31, 2024. The Company recognized a total of $12.6 million related to the Asset Purchase Agreement within other assets in the Consolidated Balance Sheet as of December 31, 2024, which is comprised of the $2.5 million cash consideration, $0.3 million in qualifying direct transaction costs, and $9.8 million related to the First Noncash Consideration.
The Asset Purchase Agreement provides for additional contingent consideration in the amount of $20 million, payable in shares of NextNav common stock. Payment of this additional consideration is contingent upon the FCC granting additional flexibility in the use of M-LMS spectrum.

The Asset Purchase Agreement remains subject to FCC review. On April 16, 2024, the Company petitioned the FCC to commence a rule making to reconfigure and update the rules governing the Lower 900 MHz band plan to allow additional flexibility in the use of M-LMS spectrum (the “Petition”). The FCC’s review of the Petition is pending. Based on available information, the Company has concluded that it is not probable that the Transaction will not close and therefore, no contingency loss is recognized as of December 31, 2024.

4. Property and Equipment, and Intangible Assets

Property and equipment, net consisted of the following:

	Year Ended December 31,
	2024	2023
	(in thousands)
Network under construction	$1,664	$1,676
PNT network	27,903	27,628
Office equipment, furniture, and leasehold improvements	2,123	1,981
Accumulated depreciation	(13,716)	(9,724)
Property and equipment, net	$17,974	$21,561

NEXTNAV INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation expense on property and equipment was $4.0 million and $3.8 million for the years ended December 31, 2024 and 2023, respectively.

Network under construction consisted of a tower and rooftop network of beacons with total balances of $1.7 million as of each of December 31, 2024 and 2023. There was no depreciation expense on network under construction in 2024 or 2023. No impairment was recorded for the years ended December 31, 2024 or 2023.

Intangible assets as of December 31, 2024 consisted of the following (in thousands):

	Gross Amount	Accumulated Amortization	Net Carrying Value
Indefinite-Lived intangible assets	$3,467	$—	$3,467
Acquired Software	6,907	2,492	4,415
Acquired Technology	566	102	464
Internal Use Software	3,120	1,877	1,243
	$14,060	$4,471	$9,589

The weighted average remaining useful lives of acquired software and acquired technology were 9.83 years as of December 31, 2024.

Intangible assets as of December 31, 2023 consisted of the following (in thousands):

	Gross Amount	Accumulated Amortization	Net Carrying Value
Indefinite-Lived intangible assets	$3,467	$—	$3,467
Acquired Software	7,217	2,050	5,167
Acquired Technology	599	58	541
Internal Use Software	2,634	1,184	1,450
	$13,917	$3,292	$10,625

The weighted average remaining useful lives of acquired software and acquired technology were 10.8 years as of December 31, 2023.

Amortization expense on intangible assets was $1.2 million and $1.1 million for the years ended December 31, 2024 and 2023, respectively. Future amortization is expected as follows:

2025	$1,167
2026	984
2027	593
2028	494
2029 and thereafter	2,884
$6,122

5. Leases

All leases were classified as operating leases as of December 31, 2024 and 2023.

Components of operating lease expense were as follows (in thousands):

	Year Ended December 31,
	2024	2023
Operating lease cost	$5,133	$4,852
Variable lease cost	$209	$154
Short-term lease cost	$311	$363

NEXTNAV INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental information related to operating leases was as follows (in thousands):

	Year Ended December 31,
	2024	2023
Operating cash flows from operating leases	$4,574	$4,577
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,068	$4,252

As of December 31, 2024, the Company's operating leases had a weighted average remaining lease term of 6.6 years and a weighted average discount rate of 8.1%.

Future lease payments under operating leases as of December 31, 2024 were as follows (in thousands):

2025	$3,848
2026	3,589
2027	2,944
2028	2,744
2029	2,525
Thereafter	6,331
Total undiscounted future lease payments	$21,981
Less imputed interest	5,167
Total lease liability balance	$16,814

As of December 31, 2024, and 2023, the Company did not enter into leases that have not yet commenced.

6. Equity Method Investment

As of December 31, 2024, the Company’s total ownership of MetCom Inc., a privately-owned Japanese joint stock company (kabushiki kaisha) (“MetCom”), consisted of 702,334 shares representing ownership of 14.8%. The Company provides licenses to its technology, infrastructure and subscriber equipment to MetCom to support MetCom’s efforts in commercializing terrestrial positioning technology (both TerraPoiNT and Pinnacle) in Japan. Due to the technological dependencies, the Company's equity ownership and representation on MetCom's board of directors, the Company has significant influence, but not controlling interest, over MetCom. The Company’s investment in MetCom is accounted for under the equity method. The basis difference in the Company’s cost basis and the basis reflected at the investee entity level is allocated to equity method goodwill and is not amortized. The Company recognized a loss of $174 thousand for the year ended December 31, 2024 in other income (loss), net. The carrying value of the Company's investment in MetCom was $530 thousand as of December 31, 2024 and is classified in other assets. As of December 31, 2024 and December 31, 2023, the Company had $13 thousand and $107 thousand in accounts receivable from MetCom, respectively.

The Company holds a warrant (the “Warrant”) issued by MetCom that entitles the Company to purchase additional shares at an exercise price of JPY 10 per share, such that the Company may obtain an aggregate total of 33% of MetCom common stock on an “as-converted” basis. The Warrant is subject to certain vesting conditions which were not met as of December 31, 2024; therefore, the Warrant was not exercisable.

NEXTNAV INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	Year Ended December 31,
	2024	2023
	(in thousands)
Accrued salary and other employee liabilities	$4,837	$3,913
Accrued legal and professional services	1,266	324
Accrued interest	583	583
Other accrued liabilities	1,850	1,772
Total	$8,536	$6,592

8. Long-term debt, net

On  May 9, 2023 (the “Initial Closing”), pursuant to the terms of the Note Purchase Agreement (the “NPA”) and Indenture Agreement (the “Indenture”), the Company issued $50.0 million in aggregate principal amount of senior secured notes (the “Original Notes”) with a fixed interest rate of 10% to a group of lenders (the “Lenders”) including Whitebox Advisors LLC, Susquehanna International Group, and Clutterbuck Capital Management. The Original Notes will mature on December 1, 2026 with interest payable semi-annually in arrears on June 1 and December 1 of each year. The Company may elect, in its sole discretion, to pay up to 50% of the accrued and unpaid interest on the Notes due with its common stock.

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

The carrying value of the Notes was $54.6 million as of December 31, 2024 net of debt discount of $15.4 million. Net amortization of the debt discount totaled $6.2 million for the year ended December 31, 2024. The total estimated fair value of the Notes approximates the carrying value of the Notes as of December 31, 2024. The fair value was determined based on non-observable pricing inputs in the market and is categorized accordingly as Level 3 in the fair value hierarchy.

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

As of December 31, 2024, the Company was in compliance with all of the applicable debt covenants described above.

9. Warrants and Warrant Liability

As of December 31, 2024, NextNav had 29,736,493 warrants outstanding, which includes: (a) 14,509,768 public warrants associated with Spartacus Acquisition Corp.’s (“Spartacus”) initial public offering (the “Public Warrants”) and (b) 4,240,192 warrants issued to Sponsor in a private placement on the initial public offering closing date (the “Private Placement Warrants”) and (c) 10,986,533 warrants issued in connection with the Notes (the Debt Warrants, as further described in Note 8).

The Private Placement Warrants are classified as a liability on the Company’s Consolidated Balance Sheet as of December 31, 2024 and 2023. During the twelve months ended December 31, 2024 and 2023, 3,510,338 and 999,470 Private Placement Warrants, respectively, were reclassified from liability to equity. The terms included in the Private Warrants that initially precluded equity classification were no longer applicable. Accordingly, NextNav reclassified $11.5 million and $1.2 million from warrant liability to additional paid-in capital in its Consolidated Balance Sheet as of December 31, 2024 and 2023, respectively. As of December 31, 2024, the Company recorded $33.2 million to the Consolidated Statement of Comprehensive Loss as a fair value adjustment for the Private Placement Warrants.

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

NEXTNAV INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
	(in thousands)
December 31, 2024
Cash and Cash Equivalents - Money market funds	$151	$—	$—	$151
Cash and Cash Equivalents - Available-for-sale debt securities with fair value option election	—	34,485	—	34,485
Short term investments - Available-for-sale debt securities with fair value option election	—	40,785	—	40,785
Private Placement Warrants	—	—	28,707	28,707

December 31, 2023
Cash and Cash Equivalents - Money market funds	127	—	—	127
Cash and Cash Equivalents - Trading debt securities	—	79,425	—	79,425
Short term investments - Trading debt securities	—	3,954	—	3,954
Private Placement Warrants	$—	$—	$7,053	$7,053

The carrying values of cash and cash equivalents, accounts payable, accrued expenses, amounts included in other current assets and current liabilities that meet the definition of a financial instrument, approximate fair value due to their short-term nature.

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

Level 3 Liabilities

The Company engaged a third-party valuation firm to assist with the fair value analysis of the warrants. The analysis used commonly accepted valuation methodologies and best practices to determine the fair value of the equity, in accordance with fair value standards and U.S. GAAP. For the Private Placement Warrants that were outstanding as of December 31, 2024 and 2023, NextNav used a Monte Carlo simulation model. The following table shows the assumptions used in each respective model:

	December 31, 2024	December 31, 2023
	Values	Values
Stock Price	$15.56	$4.45
Strike price	$11.50	$11.50
Holding Period/Term (years)	1.82	2.82
Volatility	55.90%	66.90%
Expected dividends	None	None
Risk-Free Rate	4.23%	4.05%
Fair value of warrants	$6.77	$0.91
F-24

NEXTNAV INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3).

Warrants:	(in thousands)
Balance as of January 1, 2024	$7,053
Fair value adjustment of Private Placement Warrants	33,177
Reclassification of Private Placement Warrants to Public Warrants	(11,523)
Balance as of December 31, 2024	$28,707

11. Common Stock

 As of December 31, 2024, NextNav had authorized the issuance of 600,000,000 shares of capital stock, par value, $0.0001 per share, consisting of (a) 500,000,000 shares of common stock and (b) 100,000,000 shares of undesignated preferred stock. As of December 31, 2024, NextNav had 131,268,940 shares of common stock issued and 131,136,712 shares of common stock outstanding. The Company did not have any undesignated preferred stock issued or outstanding as of December 31, 2024 and 2023.

12. Equity-Based Compensation

NextNav 2021 Omnibus Incentive Plan

In October 2021, the Company adopted the NextNav 2021 Omnibus Incentive Plan (the “Omnibus Plan”). The Omnibus Plan became effective upon consummation of the Business Combination and succeeds the Incentive Plan. Upon adoption of the Omnibus Plan, a total of 12,818,902 shares were approved to be issued as stock options and restricted stock awards under the Omnibus Plan. In addition, the Omnibus Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of the fiscal year, equal to the lesser of: (i) 5,636,259 shares; or (ii) a lesser number of shares as determined by the Company’s Board of Directors. (the “Board”). The vesting period of awards granted under the Omnibus Plan is determined by the Board, although, for service-based awards vesting has historically been generally ratably over a four-year period. As of December 31, 2024, a total of 10,326,312 shares were available for future issuance under the Omnibus Plan.

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

Assumptions used in determining the fair value of Stock Options issued each year are as follows:

Year Ended December 31,
	2024	2023
Expected volatility	67.80 - 70.40%	60 - 67.2%
Expected term (years)	6.06 - 6.11	4.41 - 6.25
Expected dividends	—	—
Risk-free rate	3.54 - 4.43%	3.58 - 4.23%

The following table summarizes stock option activity under the Omnibus Plan:

	Number of Shares	Weighted Average Exercise Price per Unit	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
	(in thousands, except per share data)
Options outstanding at December 31, 2023	3,641	$2.66	$8.13	$8,388
Granted	1,898	5.42	—	—
Cancelled	530	3.57	—	—
Expired	—	—	—	—
Exercised	1,381	2.74	—	—
Options outstanding at December 31, 2024	3,628	$3.94	$8.07	$42,142
Options exercisable at December 31, 2024	1,391	$2.17	$6.63	$18,625
Options exercisable at December 31, 2023	1,744	$1.92	$7.20	$5,407
Unvested at December 31, 2024	2,237	$5.05	$8.97	$23,517
Unvested at December 31, 2023	1,897	$3.35	$8.99	$2,982

The weighted average grant date fair value of options granted during the years ended December 31, 2024 and 2023 was $5.08 and $2.52, respectively. The intrinsic value of options exercised during the years ended December 31, 2024 and 2023 was $12.82 million and $1.09 million, respectively.

As of December 31, 2024, the total compensation cost related to nonvested awards not yet recognized was $5.32 million and the weighted-average period over which it is expected to be recognized was 2.95 years.

Equity-based compensation expense of $3.2 million and $2.57 million related to stock option equity awards was recognized during the years ended December 31, 2024 and 2023, respectively.

NEXTNAV INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Awards and Restricted Stock Units

The Company’s restricted stock awards are comprised of Restricted Stock Awards (“RSAs”) and Restricted Stock Units (“RSUs”). The following table summarizes RSA and RSU activity during the year ended December 31, 2024:

	Restricted Stock Units	Restricted Stock Awards	Total Restricted Awards	Weighted-Average Grant-Date Fair Value
	(in thousands, except per share data)
Units nonvested at January 1, 2024	4,986	334	5,320	$3.79
Units granted in 2024	2,678	269	2,947	5.11
Units cancelled in 2024	807	—	807	3.72
Units vested in 2024	2,456	372	2,828	4.05
Units nonvested at December 31, 2024	4,401	231	4,632	$4.49

The grant date fair value of RSAs and RSUs granted during the year ended December 31, 2024 was $15.1 million. The total fair value of RSAs and RSUs vested upon grant and vested during the year ended December 31, 2024 was $11.5 million.

As of December 31, 2024, the total compensation cost related to RSAs and RSUs not yet recognized was $14.0 million and the weighted-average period over which it is expected to be recognized was 2.36 years.

Equity-based compensation expense of $10.7 million related to the RSAs and RSUs was recognized during the year ended December 31, 2024.

13. Commitments and Contingencies

Litigation and Legal Matters

From time to time, the Company may be party to litigation and other legal matters incidental to the conduct of its business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company accrues liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of December 31, 2024, the Company was not involved in any such matters, individually or in the aggregate, which management believes would have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.

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

U.S. and international components of (loss) income before income taxes were comprised of the following for the periods indicated:

	Year Ended December 31,
	2024	2023
	(in thousands)
United States	$(102,253)	$(71,845)
Foreign	547	331
Total	$(101,706)	$(71,514)

The benefit (provision) for income taxes consisted of the following for the periods indicated:

	Year Ended December 31,
	2024	2023
	(in thousands)
Benefit (Provision) for income taxes:
Current:
Federal	$—	$—
State	—	(21)
Foreign	(173)	(122)
Total current	$(173)	$(143)
Deferred:
Federal	—	—
State	—	—
Foreign	—	(78)
Total deferred	$—	$(78)
Benefit (provision) for income taxes:	$(173)	$(221)

NEXTNAV INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The benefit from or provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to the Company’s loss or income before income taxes as follows for the periods indicated:

	Year Ended December 31,
	2024	2023
Income Tax Expense at Federal Statutory Rate	21.00%	21.00%
Permanent items	(9.53)%	(1.23)%
State taxes, net of federal tax effect	2.83%	5.49%
Change in Valuation Allowance	(11.70)%	(45.30)%
Other permanent differences	0.02%	3.84%
Rate change	(2.79)%	15.90%
Effective income tax rate	(0.17)%	(0.30)

The change in the Company’s effective tax rate in 2024, as compared to the prior year, was primarily due to the change in pre-tax book income and the recording of a valuation allowance against the French deferred tax assets in 2023. Additionally, the difference in the Company’s effective tax rate to the statutory rate is driven by the need for a full valuation allowance in the U.S and France.

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

As of December 31, 2024, the Company has accumulated undistributed earnings generated by Commlabs India of approximately $1.5 million. The Company has an accumulated deficit with respect to NextNav France. Because all of these earnings generated by Commlabs have previously been subject to the one-time transition tax on foreign earnings required by the Tax Cuts and Jobs Act of 2017, any additional taxes due with respect to such earnings or the excess of the amount for financial reporting over the tax basis of the Company’s foreign investments would generally be limited to withholding taxes and state taxes. The Company intends, however, to indefinitely reinvest these earnings and expects future U.S. cash generation to be sufficient to meet future U.S. cash needs.

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities were as follows for the periods indicated:

	Year Ended December 31,
	2024	2023
	(in thousands)
Deferred tax assets, net
Net operating loss carryforwards	$50,167	$35,260
Stock Compensation	1,148	1,235
Basis in underlying investments	76,913	82,279
Section 163(j) interest limitation	5,905	3,606
Other Deferred Balances	274	260
Gross deferred tax assets	$134,407	$122,640
Valuation allowance	(133,165)	(121,269)
Deferred tax assets, net of valuation allowance	$1,242	$1,371
Deferred tax liabilities
Intangibles	(1,242)	(1,371)
Total deferred tax liabilities	$(1,242)	$(1,371)
Total net deferred tax (liability) asset	$—	$—

NEXTNAV INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets (“DTA”). A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2024. Such objective evidence limits the ability to consider other subjective evidence, such as the Company’s projections for future growth.

On the basis of this evaluation, as of December 31, 2024, a valuation allowance of $133.3 million has been recorded because management has concluded that it is more likely than not that such DTA will ultimately not be realized. The amount of the DTA considered realizable, however, could be adjusted in future years if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as the Company’s projections for growth.

As of December 31, 2024 and 2023 the Company did not have any unrecognized income tax benefits.

The Company has U.S. income tax net operating loss (“NOL”) carryforwards of $186.3 million and $127.2 million as of December 31, 2024, and 2023, respectively. $5.0 million of the NOLs are expected to expire beginning in 2027 while the remaining $181.3 million can be carried forward indefinitely. The Company also has various state NOL carryforwards of $267.4 million and $184.2 million as of December 31, 2024 and December 31, 2023 respectively which are expected to expire beginning in 2041. The Company’s NOLs in the U.S. may be limited under Section 382 of the Internal Revenue Code (“IRC”). NOLs are limited when there is a significant ownership change as defined by the IRC Section 382. At this time, the Company expects that none of its federal NOLs will expire unutilized as a result of a limitation under Section 382.

The Company had foreign NOLs as of December 31, 2024 of 7.0 million attributable to NextNav France which can be carried forward indefinitely.

The Company is subject to taxation in the United States, various states within the United States, India, and France. Each jurisdiction has its own statute of limitations for making assessment of additional tax liabilities. As of December 31, 2024 due to its net operating losses, all the Company’s tax years remained open for U.S. Federal and state income tax purposes. India has a 4-year statute of limitations, so years prior to 2017 are closed. France has a statute of limitation tax expires 3 years following the year that triggered the liability.

15. Retirement Plan

NextNav sponsors a defined contribution benefit plan to provide retirement benefits for its employees. Participants may make voluntary contributions not to exceed maximum allowable contribution amounts. NextNav made discretionary contributions and matching contributions, totaling $0.4 million for each of the years ended December 31, 2024 and 2023.

 NEXTNAV INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Segments

NextNav operates as one operating segment. Information on the Company’s products and service offerings are included in Note 1 - Organization and Business. The accounting policies of the single operating segment are the same as those described in Note 2 - Summary of Significant Accounting Policies.

NextNav’s chief operating decision maker (“CODM”) is its Chief Executive Officer, who reviews financial information presented on an entity-wide basis for purposes of making operating decisions, assessing financial performance, and allocating resources.

The CODM assesses performance and decides how to allocate resources based on consolidated net loss that also is reported on the Consolidated Statements of Comprehensive Loss.  Consolidated net loss is used to monitor budget versus actual results and in the annual budgeting and forecasting process. The measure of segment assets is reported on the Consolidated Balance Sheets as total consolidated assets. The CODM reviews cash flow forecasts in making capital and investment decisions. The CODM considers budget-to-actual variances in consolidated net loss monthly in determining performance and the compensation of employees.

NextNav does not have any intra-entity sales or transfers during the years ended December 31, 2024 or 2023.

Segment financial information for the years ended December 31, 2024 and 2023, is as follows:

	Year Ended December 31,
	2024	2023
Revenue	$(5,669)	$(3,862)
Less:
Technology Development Expenses	7,660	9,701
Business Operation Expenses	19,091	17,757
General and Administrative Expenses	18,967	13,541
Depreciation and amortization	5,238	4,821
Interest expense, net	9,401	3,664
Change in fair value of warrants	33,177	4,101
Other segment items[1]	13,841	21,791
Provision for income taxes	173	221
Consolidated net loss	$101,879	$71,735

1 Other segment items include equity-based compensation, non-cash rent expense, capitalized labor costs, accretion expense on asset retirement obligations and other income (loss).

Substantially all long-lived tangible assets are located in the United States.

For the year ended December 31, 2024, three customers accounted for 57%, 18% and 11% of total revenue. For the year ended December 31, 2023, two customers accounted for 75% and 10% of total revenue. Substantially all revenue was generated from the United States.

49

 NEXTNAV INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Subsequent Events

The Company has completed an evaluation of all subsequent events through the date of this Annual Report on Form 10-K to ensure that these financial statements include appropriate disclosure of events both recognized in the financial statements and events which occurred but were not recognized in the financial statements. The Company notes the following:

Note Purchase Agreement

On March 12, 2025, the Company entered into a Note Purchase Agreement (the “NPA”) among the Company and certain purchasers named therein, including Fortress Investment Group LLC, a 10% or greater stockholder of the Company, and an entity affiliated with Neil S. Subin, a director of the Company (the “Purchasers”), pursuant to which the Company agreed to sell to the Purchasers, in a private placement (the “Private Placement”), pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Regulation D promulgated thereunder, (a) $190 million in aggregate principal amount of its 5.00% Senior Secured Convertible Notes due 2028 (the “2028 Notes”) and (b) certain common stock purchase warrants (the “Warrants”) to purchase shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”).

The Private Placement is expected to close on or about March 31, 2025 (the “Closing Date”). The Company expects to receive gross proceeds of $190 million in the Private Placement. The Company intends to use a portion of the net proceeds from the Private Placement to redeem all of its $70 million aggregate principal amount of 10% Senior Secured Notes due 2026.

Indenture and Security Agreement

The 2028 Notes will be issued at an issue price of 100% of their principal amount pursuant to an indenture (the “Indenture”), among the Company, certain subsidiaries of the Company named therein as notes guarantors (the “Guarantors”) and GLAS Trust Company, LLC, as trustee and notes collateral agent (“GLAS Trust”). The Guarantors will agree, jointly and severally, to unconditionally guarantee the due and punctual payment of the principal of, premium, if any, and interest on the 2028 Notes. The 2028 Notes will be secured under a security agreement (the “Security Agreement”), among the Company, the Guarantors and GLAS Trust.

The 2028 Notes will be issued in an aggregate principal amount of $190 million. The 2028 Notes will bear interest at an annual rate of 5.00% and mature on June 30, 2028. Interest on the 2028 Notes is payable semi-annually in arrears on each of June 1 and December 1, commencing on June 1, 2025. If at any time on or after six months from the Closing Date, the Company fails to timely make certain required filings with the U.S. Securities and Exchange Commission (the “SEC”), the Company is obligated to pay additional interest amounts on the 2028 Notes of up to 0.50% per annum, until such filings are made or the 2028 Notes are otherwise freely tradeable under Rule 144 under the Securities Act.

The Company may redeem the 2028 Notes, in whole or in part, at any time on or after the one year anniversary of the Closing Date at a redemption price equal to 100% of the principal amount of such 2028 Notes, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption if the last reported sale price of Common Stock is greater than or equal to 160% of the conversion price for the 2028 Notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption.

50

 NEXTNAV INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the event of certain non-ordinary course asset sales, including sales of certain intellectual property or spectrum licensed by the Federal Communications Commission to the Company or its subsidiaries, the Company must make a mandatory repurchase offer for a portion of the 2028 Notes outstanding with the proceeds of such sale, at a price equal to 100% of the aggregate principal amount of the 2028 Notes subject to such repurchase, together with accrued and unpaid interest thereon to the date of the repurchase, subject to certain thresholds and limitations set forth in the Indenture.

Holders may redeem some or all of the 2028 Notes at any time into a number of shares of Common Stock equal to (i) the sum of the then-outstanding principal amount of 2028 Notes to be converted plus all accrued and unpaid interest to the date of the conversion divided by (ii) $12.56 (the “Conversion Shares”).

In the event of a Fundamental Change (as defined in the Indenture), each holder has the right, at such holder’s option and subject to the limitations set forth in the Indenture, to require the Company to repurchase for cash all of such holder’s 2028 Notes in an amount equal to the greater of (i) the then outstanding principal amount of 2028 Notes held plus all accrued and unpaid interest to such date and (ii) the consideration each holder of 2028 Notes would have received if such older had converted the 2028 Notes into Common Stock immediately prior to such Fundamental Change.

The Indenture contains customary covenants limiting the ability of the Company and its subsidiaries to (i) incur or guarantee additional indebtedness; (ii) pay dividends or distributions on, or redeem or repurchase, capital stock; (iii) make certain investments or other restricted payments; (iv) sell assets; (v) enter into transactions with affiliates; or (vi) merge or consolidate or sell all or substantially all of their assets. These covenants are subject to a number of important and significant limitations, qualifications and exceptions. The Indenture also contains customary events of default.

The obligations of the Company under the 2028 Notes will be, subject to certain customary exceptions, secured by substantially all of the assets of the Company and the Guarantors.

Warrants

Pursuant to the NPA, the Company is obligated to issue Warrants to purchase 7,800,000 shares of Common Stock (the “Warrant Shares”) on the Closing Date with exercise prices ranging from $12.56 to $20.00 per share.

Exercise of the Warrants is subject to a beneficial ownership limitation of 4.9% of Common Stock, except with respect to holders who own more than 4.9% of Common Stock as of immediately prior to the Closing Date or holders who subsequently elect to terminate such 4.9% limitation upon not less than 61 days’ prior written notice to the Company. Exercise of the Warrants will not be permitted to the extent such exercise, taken together with the exercise of all of the Warrants, would cause the Company to have issued more than 19.9% of Common Stock outstanding on the business day immediately prior to the issuance date of the Warrants.

Registration Rights Agreement

 The Company has agreed to file a registration statement under the Securities Act registering the Warrants, Conversion Shares and Warrant Shares within 35 calendar days of the Closing Date; and the Company has agreed to cause any such registration statement to be declared effective within five business days of notification by the SEC that it does not intend to review such registration statement, or within five business days of the resolution of all comments from the SEC with respect to such registration statement.

51