Form 10-Q
period 2025-03-31
NEXTNAV INC.
filed 2025-05-09
CIK 1865631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

There were 132,397,178 shares of the registrant’s common stock outstanding as of May 5, 2025.

NEXTNAV INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2025

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

For additional information regarding risk factors, see Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q, and Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024, as well as those otherwise described or updated from time to time in our other filings with the Securities and Exchange Commission (the “SEC”).

ii

 PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NextNav Inc.

CONDENSED Consolidated Balance Sheets

(IN THOUSANDS, EXCEPT SHARE DATA)

	March 31, 2025 (unaudited)	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$150,422	$39,330
Short term investments	37,986	40,785
Accounts receivable	1,645	3,301
Other current assets	3,413	2,629
Total current assets	$193,466	$86,045
Property and equipment, net of accumulated depreciation of $14,725 and $13,716 at March 31, 2025 and December 31, 2024, respectively	16,972	17,974
Operating lease right-of-use assets	17,329	17,368
Goodwill	17,641	16,966
Intangible assets	9,454	9,589
Other assets	13,744	13,798
Total assets	$268,606	$161,740

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,131	$858
Accrued expenses and other current liabilities	7,312	8,536
Operating lease current liabilities	2,795	2,462
Deferred revenue	310	288
Total current liabilities	$11,548	$12,144

Warrants	21,425	28,707
Operating lease noncurrent liabilities	14,198	14,352
Other long-term liabilities	1,761	1,795
Long term debt, net	213,101	54,621
Total liabilities	$262,033	$111,619

Stockholders’ equity:
Common stock, authorized 500,000,000 shares; 132,413,938 and 131,268,940 shares issued and 132,281,710 and 131,136,712 shares outstanding at March 31, 2025 and December 31, 2024, respectively	14	14
Additional paid-in capital	926,280	912,241
Accumulated other comprehensive income	1,657	665
Accumulated deficit	(920,685)	(862,106)
Common stock in treasury, at cost; 132,228 shares at both March 31, 2025 and December 31, 2024	(693)	(693)
Total stockholders’ equity	$6,573	$50,121
Total liabilities and stockholders’ equity	$268,606	$161,740

See accompanying notes.

NextNav INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended March 31,
	2025	2024
Revenue	$1,539	$1,046
Operating expenses:
Cost of goods sold (exclusive of depreciation and amortization)	2,533	2,761
Research and development	4,038	4,670
Selling, general and administrative	10,520	8,446
Depreciation and amortization	1,452	1,319
Total operating expenses	$18,543	$17,196
Operating loss	$(17,004)	$(16,150)
Other income (expense):
Interest expense, net	(2,738)	(2,168)
Debt extinguishment loss	(14,434)	—
Change in fair value of warrants	6,041	(13,176)
Change in fair value of derivative liability	(24,523)	—
Other loss, net	(5,863)	(72)
Loss before income taxes	$(58,521)	$(31,566)
Provision for income taxes	58	44
Net loss	$(58,579)	$(31,610)
Foreign currency translation adjustment	993	(522)
Comprehensive loss	$(57,586)	$(32,132)
Net loss	(58,579)	(31,610)
Net loss attributable to common stockholders	$(58,579)	$(31,610)
Weighted average of shares outstanding – basic and diluted	131,104	111,061
Net loss attributable to common stockholders per share - basic and diluted	$(0.45)	$(0.28)

See accompanying notes.

NEXTNAV INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE DATA)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury stock,	Stockholders’
	Shares	Value	Capital	Deficit	Income	at cost	Equity
Balance, December 31, 2024	131,136,712	$14	$912,241	$(862,106)	$665	$(693)	$50,121
Vesting of RSUs	828,282	—	—	—	—	—	—
Exercise of common stock options	77,515	—	232	—	—	—	232
Exercise of common warrants	239,201	—	517	—	—	—	517
Reclassification of warrant liability to common stock warrants	—	—	1,241	—	—	—	1,241
Stock-based compensation expense	—	—	6,283	—	—	—	6,283
Issuance of common warrants	—	—	5,766	—	—	—	5,766
Net loss	—	—	—	(58,579)	—	—	(58,579)
Foreign currency translation adjustment	—	—	—	—	992	—	992
Balance, March 31, 2025	132,281,710	$14	$926,280	$(920,685)	$1,657	$(693)	$6,573

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

 NextNav INC.

CONDENSED Consolidated Statements of Cash Flows

(UNAUDITED)

(IN THOUSANDS)

	Three Months Ended March 31,
	2025	2024
Operating activities
Net loss	$(58,579)	$(31,610)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,452	1,319
Equity-based compensation	4,324	4,244
Change in fair value of warrants	(6,041)	13,176
Debt extinguishment loss	13,734	—
Issuance of common warrants	5,766	—
Change in fair value of derivative liability	24,523	—
Realized and unrealized gain on short term investments	(338)	(50)
Equity method investment loss	39	40
Asset retirement obligation accretion	26	16
Amortization of debt discount	1,739	1,442
Changes in operating assets and liabilities:
Accounts receivable	1,656	836
Other current assets	(749)	(434)
Other assets	16	(107)
Accounts payable	273	878
Deferred revenue	22	(10)
Accrued expenses and other liabilities	(254)	3,022
Operating lease right-of-use assets and liabilities	212	253
Net cash used in operating activities	$(12,179)	$(6,985)

Investing activities
Purchases of network assets, property, and equipment	(30)	(32)
Purchase of internal use software	(101)	(163)
Purchase of marketable securities	(31,463)	(5,918)
Sale and maturity of marketable securities	34,600	4,000
Net cash provided by (used in) investing activities	$3,006	$(2,113)

Financing activities
Proceeds from 2028 senior convertible notes	190,000	—
Repayment of 2026 senior secured notes	(70,000)	—
Payments towards debt issuance cost	(550)	—
Payments towards debt	(27)	(28)
Proceeds from exercise of common warrants	517	—
Proceeds from exercise of common stock options	232	544
Net cash provided by financing activities	$120,172	$516
Effect of exchange rates on cash and cash equivalents	93	21
Net increase (decrease) in cash and cash equivalents	111,092	(8,561)
Cash and cash equivalents at beginning of period	39,330	81,878
Cash and cash equivalents at end of period	$150,422	$73,317

Non-cash investing and financing information
Capital expenditure included in Accrued expenses and other current liabilities	$22	$278

See accompanying notes.

NextNav INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the three months ended March 31, 2025

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

Since its inception, NextNav has incurred recurring losses and generated negative cash flows from operations and has primarily relied upon debt and equity financings to fund its cash requirements. During the three months ended March 31, 2025 and 2024, the Company incurred net losses of $58.6 million and $31.6 million, respectively. During the three months ended March 31, 2025 and 2024, net cash used in operating activities was $12.2 million and $7.0 million, respectively. As of March 31, 2025, cash and cash equivalents and marketable securities was $188.4 million.  The Company’s primary use of cash is to fund operations as NextNav continues to perform research and development and grow. The Company expects to incur additional losses and higher operating expenses for the foreseeable future, specifically as NextNav invests in ongoing research and development and its PNT networks.

Managing liquidity and the Company’s cash position is a priority of the Company. The Company continually works to optimize its expenses in light of the growth of its business and adapt to changes in the economic environment. The Company believes that its cash and cash equivalents and marketable securities as of March 31, 2025 will be sufficient to meet its working capital and capital expenditure needs, including all contractual commitments, beyond the next 12 months from the filing of this Quarterly Report on Form 10-Q. The Company believes it will meet longer term expected future cash requirements and obligations through a combination of its existing cash and cash equivalents balances and marketable securities, cash flows from operations, and issuance of equity securities or debt offerings. However, this determination is based upon internal financial projections and is subject to changes in market and business conditions.

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in these condensed consolidated financial statements.

Unaudited Interim Financial Information

The condensed consolidated financial statements as of March 31, 2025 are unaudited. These interim financial statements of NextNav have been prepared in accordance with U.S. General Accepted Accounting Principles (“GAAP”) and SEC instructions for interim financial information and should be read in conjunction with NextNav’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”), which the Company filed with the SEC on March 12, 2025.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and reflect, in management’s opinion, all adjustments of a normal, recurring nature that are necessary for the fair statement of the Company’s financial position as of March 31, 2025, results of operations for the three months ended March 31, 2025 and 2024, and changes in stockholders’ equity and cash flows for the three months ended March 31, 2025 and 2024, but are not necessarily indicative of the results expected for the full fiscal year or any other period.

There have been no changes to the Company’s significant accounting policies described in the 2024 Form 10-K that have had a material impact on these condensed consolidated financial statements and related notes.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period and accompanying notes. These estimates include those related to the useful lives and recoverability of long-lived and intangible assets, valuation of common stock warrants, derivative liability-conversion option, income taxes and equity-based compensation, among others. NextNav bases estimates on historical experience, anticipated results and various other assumptions, including assumptions of future events, it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets, liabilities, equity, revenue and expenses, that are not readily apparent from other sources. Actual results and outcomes could differ materially from these estimates and assumptions.

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

The Company invests excess cash primarily in U.S. treasury bills and money market funds. The Company classifies all marketable securities that have stated maturities of three months or less from the date of purchase as cash equivalents, and those that have stated maturities of over three months as short-term investments on the Condensed Consolidated Balance Sheets. The Company determines the appropriate classification of investments in marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. Marketable securities that are held for resale are classified as "trading securities" and are measured at fair value with the related gains and losses, including unrealized, recognized in interest expense, net. Marketable securities not classified as held to maturity or as trading securities are classified as "available-for-sale securities" and the fair value option (“FVO”) was elected, for which related gains and losses, including unrealized gains and losses and interest, are recognized in interest expense, net. The FVO election allows the Company to account for the marketable securities at fair value, which is consistent with the manner in which the instruments are managed. For the three months ended March 31, 2025 and 2024, the Company recorded gains of $333 thousand and $367 thousand, respectively, from fair value changes related to the FVO available-for-sale debt securities, which were recorded within interest expense, net, in the Condensed Consolidated Statements of Comprehensive Loss.

Revenue

The following table presents the Company’s revenue disaggregated by category and source:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Commercial	$932	$1,041
Government contracts	607	5
Total revenue	$1,539	$1,046

Contract Balances

Accounts receivable are billed and unbilled amounts related to the Company’s rights to consideration as performance obligations are satisfied when the rights to payment become unconditional but for the passage of time. As of March 31, 2025 and December 31, 2024, the Company’s accounts receivable balances were comprised of $1.6 million and $3.3 million, respectively. The Company assesses collectability by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when the Company identifies specific customers with known disputes or collectability issues. In determining the amount of the allowance for credit losses, the Company considers historical collectability based on past due status and makes judgments about the creditworthiness of customers based on ongoing credit evaluations. The Company also considers customer-specific information, current market conditions, and reasonable and supportable forecasts of future economic condition. An allowance for credit losses for accounts receivable is recorded as an offset to accounts receivable, and changes in such are classified as selling, general and administrative expense in the Consolidated Statements of Comprehensive Loss. As of both March 31, 2025 and December 31, 2024, all accounts receivable balances were current and no allowance for credit losses were recorded.

Contract liabilities relate to amounts billed in advance, or advance consideration received from customers, for which transfer of control of the good or service occurs at a later point in time. As of March 31, 2025 and December 31, 2024, the Company’s contract liabilities were $310 thousand and $288 thousand, respectively, and are recorded in deferred revenue in the Condensed Consolidated Balance Sheets.

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

The following details the amount of stock-based compensation included in cost of goods sold, research and development, and selling, general and administrative expenses:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Cost of goods sold	$237	$150
Research and development	1,043	1,431
Selling, general and administrative	3,044	2,663
Total stock-based compensation expense	$4,324	$4,244

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

 The determination of the diluted weighted average shares is included in the following calculation of EPS:

	Three Months Ended March 31,
	2025	2024
	(in thousands, except per share amounts)
Numerator
Net loss attributable to common stockholders	$(58,579)	$(31,610)

Denominator
Weighted average shares – basic and diluted	131,104	111,061
Basic and diluted loss per share	$(0.45)	$(0.28)

The following details anti-dilutive unvested restricted stock units and unvested restricted stock awards, as well as the anti-dilutive effects of the outstanding warrants and stock options:

	Three Months Ended March 31,
Antidilutive Shares Excluded	2025	2024
	(in thousands)
Warrants	37,297	44,268
Stock Options	4,144	4,702
Unvested Restricted Stock Units	4,465	5,844
Unvested Restricted Stock Awards	231	345
2028 Notes Convertible Stock	15,127	—

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company operates as one reporting unit. When testing goodwill for impairment, the Company may first perform an optional qualitative assessment. If the Company determines it is not more likely than not the reporting unit’s fair value is less than its carrying value, then no further analysis is necessary. If the Company determines that it is more likely than not that the fair value of its reporting unit is less than its carrying amount, then the quantitative impairment test will be performed. Under the quantitative impairment test, if the carrying amount of the Company’s reporting unit exceeds its fair value, the Company will recognize an impairment loss in an amount equal to that excess but limited to the total amount of goodwill. No goodwill impairment was recorded for the three months ended March 31, 2025 and for the year ended December 31, 2024. The following summarizes the Company's goodwill activities:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Beginning Balance	$16,966	$17,977
Changes in foreign exchange rates	675	(396)
Ending Balance	$17,641	$17,581

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

Long term debt

The carrying value of long-term debt in the Company’s Condensed Consolidated Balance Sheets generally consists of principal amount of debt, net of debt discounts. The Company evaluates its debt agreements to determine whether debt contains embedded features requiring bifurcation from the debt host in accordance with Accounting Standards Codification 815, Derivatives and Hedging ("ASC 815"). If an embedded feature requires bifurcation from its debt host, the Company will account for it as a derivative at fair value. If a hybrid instrument has multiple embedded derivatives requiring bifurcation, the Company will bifurcate a single compound derivative. The Company uses valuation models to estimate the fair value of the bifurcated embedded derivatives. Debt discounts recognized as a result of allocating proceeds to bifurcated embedded derivatives as well as accounting for direct debt issuance costs are amortized to interest expense using the effective interest method.

The fair value of bifurcated derivatives is presented in the same line item as debt in the Company's Condensed Consolidated Balance Sheets.

Unamortized debt discounts are written off and included in the Company’s gain or loss calculations to the extent the Company extinguishes debt prior to the original maturity.
11

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

Net transaction gains (losses) from foreign currency contracts recorded in the Condensed Consolidated Statements of Comprehensive Loss were immaterial for the three months ended March 31, 2025 and 2024. The only component of other comprehensive loss is currency translation adjustments for all periods presented. No income tax expense was allocated to the currency translation adjustments.

Segments

NextNav operates as one operating segment. NextNav’s chief operating decision maker (“CODM”) is its Chief Executive Officer, who reviews financial information presented on an entity-wide basis for purposes of making operating decisions, assessing financial performance and allocating resources.

Recent Accounting Developments Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 is effective for the Company's annual periods beginning January 1, 2026 with early adoption permitted, and requires the Company to disclose additional information on the rate reconciliation and income taxes paid. The Company has not yet adopted ASU 2023-09 and is currently evaluating the potential effect that the updated standard will have on the financial statement disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40)— Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires disclosure in the notes to the financial statements of specified information about certain costs and expenses. ASU 2024-03 is effective for the Company's annual periods beginning January 1, 2027, on a prospective basis, with early adoption and retrospective application permitted. The Company has not yet adopted ASU 2024-03 and is currently evaluating the potential effect of the adoption on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

3. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2025	December 31, 2024
	(in thousands)
Accrued salary and other employee liabilities	$2,932	$4,837
Accrued legal and professional services	2,391	1,266
Accrued interest	106	583
Other accrued liabilities	1,883	1,850
Total	$7,312	$8,536

4. Intangibles

Intangible assets as of March 31, 2025 and December 31, 2024 consisted of following (in thousands):

	March 31, 2025			December 31, 2024
	Gross Amount	Accumulated Amortization	Net Carrying Value	Gross Amount	Accumulated Amortization	Net Carrying Value
Indefinite-Lived intangible assets	$3,467	$—	$3,467	$3,467	$—	$3,467
Acquired Software	7,121	2,767	4,354	6,907	2,492	4,415
Acquired Technology	588	131	457	566	102	464
Internal Use Software	3,254	2,078	1,176	3,120	1,877	1,243
Total	$14,430	$4,976	$9,454	$14,060	$4,471	$9,589

The weighted average remaining useful lives of acquired software and acquired technology were 9.6 years as of March 31, 2025.

Amortization expense on intangibles assets was $0.4 million for the three months ended March 31, 2025 and $0.3 million for the three months ended March 31, 2024.  Future amortization is expected as follows:

2025	$900
2026	1,026
2027	633
2028	509
2029 and thereafter	2,919
$5,987

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

The consideration for the Transaction is payable as follows:

•	$2.5 million in cash consideration within 30 days of the Alameda Court Approval;
•	$7.5 million in shares of NextNav common stock on the earlier of the FCC Approval or, if no action has been taken by the FCC, November 15, 2024 (payable regardless of whether Closing occurs) (“First Noncash Consideration”); and
•	$20.0 million in shares of NextNav common stock within 30 days of the assignment of the M-LMS Licenses at Closing, contingent upon FCC Approval.
The Company subsequently received the Alameda Court Approval on March 28, 2024 and made the cash payment of $2.5 million in April 2024. Further, the Company recorded a liability and asset of $9.8 million as of March 31, 2024 with respect to the fair value of shares expected to be issued (based on a 20-day volume weighted average price of $5.04 and share price of $6.58) equivalent to the $7.5 million First Noncash Consideration, as the payment obligation was based upon passage of time and was not contingent. On November 15, 2024, the Company settled the First Noncash Consideration liability by issuing 620,106 shares of NextNav common stock (based on a 20-day volume weighted average price of $12.09), which had a fair value of $8.8 million (based on a share price of $14.22 upon issuance) that resulted in a gain of $1.0 million, which is recorded in Other income (loss), net in the Consolidated Statement of Comprehensive Loss for the year ended December 31, 2024, as a result of the difference between the fair value of the shares issued on November 15, 2024 and the fair value of the shares that were expected to be issued for the First Noncash Consideration liability based on the 20-day volume-weighted average price on March 31, 2024. The Company recognized a total of $12.6 million related to the Asset Purchase Agreement within other assets in the Consolidated Balance Sheet as of December 31, 2024, which is comprised of the $2.5 million cash consideration, $0.3 million in qualifying direct transaction costs, and $9.8 million related to the First Noncash Consideration.

The Asset Purchase Agreement provides for additional contingent consideration in the amount of $20 million, payable in shares of NextNav common stock. Payment of this additional consideration is contingent upon the FCC granting additional flexibility in the use of M-LMS spectrum.

The Asset Purchase Agreement remains subject to FCC review. On April 16, 2024, the Company petitioned the FCC to commence a rule making to reconfigure and update the rules governing the Lower 900 MHz band plan to allow additional flexibility in the use of M-LMS spectrum (the “Petition”). The FCC’s review of the Petition is pending. Based on available information, the Company has concluded that it is not probable that the Transaction will not close and therefore, no contingency loss is recognized as of March 31, 2025 and December 31, 2024.

6. Equity Method Investment

As of March 31, 2025, the Company’s total ownership of MetCom Inc., a privately-owned Japanese joint stock company (kabushiki kaisha) (“MetCom”), consisted of 702,334 shares representing ownership of 14.8%. The Company provides licenses to its technology, infrastructure and subscriber equipment to MetCom to support MetCom’s efforts in commercializing terrestrial positioning technology (both TerraPoiNT and Pinnacle) in Japan. Due to the technological dependencies, the Company’s equity ownership and representation on MetCom’s board of directors, the Company has significant influence, but not controlling interest, over MetCom. The Company’s investment in MetCom is accounted for under the equity method. The basis difference in the Company’s cost basis and the basis reflected at the investee entity level is allocated to equity method goodwill and is not amortized. The Company recognized a loss of $39 thousand and $40 thousand in the three months ended March 31, 2025 and 2024, respectively, that is recorded in other loss, net. The carrying value of the Company’s investment in MetCom was $491 thousand and $530 thousand as of March 31, 2025 and December 31, 2024, respectively, and is classified in other long-term assets. The Company had $13 thousand in accounts receivable from MetCom as of both March 31, 2025 and December 31, 2024.

The Company holds a warrant (the “MetCom Warrant”) issued by MetCom which entitles the Company to purchase additional shares at an exercise price of JPY10 per share, such that the Company may obtain an aggregate total of 33% of MetCom common stock on an “as-converted” basis. The MetCom Warrant is subject to certain vesting conditions which were not met as of March 31, 2025; therefore, the MetCom Warrant was not exercisable.

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

The following table presents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
	(in thousands)
March 31, 2025
Cash and Cash Equivalents - Money Market Funds	$552	$—	$—	$552
Cash and Cash Equivalents - Available-for-sale debt securities with fair value option election	—	146,910	—	146,910
Short term investments - Available-for-sale debt securities with fair value option election	—	37,986	—	37,986
Private Placement Warrants	—	—	21,425	21,425
Derivative Liability - Conversion Option	—	—	56,522	56,522

December 31, 2024
Cash and Cash Equivalents - Money Market Funds	$151	$—	$—	$151
Cash and Cash Equivalents - Available-for-sale debt securities with fair value option election	—	34,485	—	34,485
Short term investments - Available-for-sale debt securities with fair value option election	—	40,785	—	40,785
Private Placement Warrants	$—	$—	$28,707	$28,707

The carrying values of cash and cash equivalents, accounts payable, accrued expenses, amounts included in other current assets, and current liabilities that meet the definition of a financial instrument, approximate fair value due to their short-term nature. The total estimated fair value of the 2028 Notes was $148.5 million as of March 31, 2025.

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

Level 3 Liabilities

        Private Placement Warrants

The Company engaged a third-party valuation firm to assist with the fair value analysis of the Private Placement Warrants (as defined below). The analysis used commonly accepted valuation methodologies and best practices to determine the fair value of the equity, in accordance with fair value standards and U.S. GAAP. For the Private Placement Warrants that were outstanding as of March 31, 2025 and December 31, 2024, NextNav used a Monte Carlo simulation model. The following table shows the assumptions used in each respective model:

	March 31, 2025	December 31, 2024
	Values	Values
Stock Price	$12.17	$15.56
Strike price	$11.50	$11.50
Holding Period/Term (years)	1.58	1.82
Volatility	82.30%	55.90%
Expected dividends	None	None
Risk-Free Rate	3.95%	4.23%
Fair value of Private Placement Warrants	$5.31	$6.77

The significant unobservable input used in the fair value measurement of the Private Placement Warrants is expected volatility. Holding other inputs constant, an increase (decrease) in expected volatility would have resulted in a higher (lower) fair value measurement, respectively.

The table below provides a reconciliation of the beginning and ending balances for the Private Placement Warrants measured at fair value using significant unobservable inputs (Level 3).

(in thousands)
Balance as of December 31, 2024	$28,707
Fair value adjustment of Private Placement Warrants	(6,041)
Reclassification of warrant liability to common stock warrants	(1,241)
Balance as of March 31, 2025	$21,425

Derivative Liability-Conversion Option

The 2028 Notes (as defined below) contain an embedded conversion feature that is required to be bifurcated and accounted for separately from the 2028 Notes as a derivative liability.  The fair value of the conversion option was determined using a binomial lattice valuation model and a “with-and-without” valuation methodology.  The derivative liability related to the 2028 Notes conversion option was measured at March 12, 2025 (agreement date of 2028 Notes, see Note 8 - Long term debt) and March 31, 2025 and contained the following assumptions:

	March 12,		March 31,
	2025		2025
Stock price volatility (transaction-calibrated)	20.4%		20.4%
Expected terms	3.3	years	3.2	years
Stock price	$10.27		$12.17
Risk-free interest rate	4.0%		3.9%
Credit rate	CCC-		CCC-
Debt yield (transaction-calibrated)	12.7%		13.6%

The significant unobservable input used in the fair value measurement of the Conversion Option is expected volatility. Holding other inputs constant, an increase (decrease) in expected volatility would have resulted in a higher (lower) fair value measurement, respectively.

The table below provides a summary of the changes in fair value of the Company's 2028 Notes conversion option derivative liability accounted for as liabilities using significant unobservable inputs (Level 3):

(in thousands)
Balance as of December 31, 2024	$-
Initial recognition of derivative liability	31,999
Loss (gain) in fair value	24,523
Balance as of March 31, 2025	$56,522

The sensitivity of the fair value calculation to these methods, assumptions, and estimates included could create materially different results under different conditions or using different assumptions.

8. Long term debt, net

2026 Notes and related warrants

The Company issued a total of $70 million of senior secured notes (the “2026 Notes”) with a fixed interest rate of 10% to a group of lenders during 2023. The terms of the 2026 Notes provide that they will mature on December 1, 2026 with interest payable semi-annually in arrears on June 1 and December 1 of each year. The Company may elect, in its sole discretion, to pay up to 50% of the accrued and unpaid interest on the 2026 Notes due with its common stock.

In conjunction with the issuance of 2026 Notes, the Company issued 25,925,927 warrants at an exercise price of $2.16 per share to purchase Company’s common stock to the 2026 Notes holders (the “2026 Warrants”). The Company had the right to redeem for cash the applicable pro rata portion of any 2026 Warrant on each of May 1, 2025, September 1, 2025 and December 1, 2025, in each case, at a redemption price of $0.01 per share of underlying common stock, where there exists both a Funding Shortfall (as defined in the form of 2026 Warrant) and the market price of the underlying common stock, calculated in accordance with the provisions of the form of warrants, exceeded 130% of the exercise price of the warrants.

2028 Notes and related warrants

On March 12, 2025, the Company entered into a Note Purchase Agreement (the “NPA”), among the Company and certain purchasers named therein (the “Purchasers”), pursuant to which the Company agreed to (i) sell to the Purchasers, in a private placement (the “Private Placement”), pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Regulation D promulgated thereunder, $190 million in aggregate principal amount of its 5.00% Senior Secured Convertible Notes due 2028 (the “2028 Notes”) and (ii) issue to certain of the purchasers, common stock purchase warrants (the “2028 Warrants”) to purchase an aggregate of 7,800,000 shares of the Company’s common stock, par value $0.0001 per share, with exercise prices ranging from $12.56 to $20.00 per share.

On March 27, 2025 (the “Closing Date”), in connection with the Private Placement, the Company entered into (i) an indenture (the “Indenture”), among the Company, certain subsidiaries of the Company named therein as notes guarantors (the “Guarantors”) and GLAS Trust Company, LLC, as trustee and notes collateral agent (“GLAS Trust”), (ii) a security agreement (the “Security Agreement”), among the Company, the Guarantors and GLAS Trust and (iii) a registration rights agreement (the “Registration Rights Agreement”), among the Company and the Purchasers. On March 27, 2025, the Company also issued the 2028 Warrants to certain of the Purchasers.

The 2028 Notes will mature on June 30, 2028 with interest payable in cash semi-annually in arrears on June 1 and December 1 of each year at 5% per annum.

The Purchasers may, at any time, elect to convert some or all of the 2028 Notes into a number of shares of common stock equal to (i) the sum of the then-outstanding principal amount of 2028 Notes to be converted plus all accrued and unpaid interest to the date of the conversion divided by (ii) the then-applicable conversion price. The initial conversion price was set at 79.6178 shares per $1,000 principal and is subjected to adjustment based on standard antidilution provisions. Upon conversion, the Company is required to deliver to the Purchasers shares of common stock and no alternative settlement methods are permitted.

The Company may redeem the 2028 Notes, in whole or in part, at any time on or after March 27, 2026 at a redemption price equal to 100% of the principal amount of such 2028 Notes, plus accrued and unpaid interest, if the last reported sale price of common stock is greater than or equal to 160% of the conversion price for the 2028 Notes for at least 20 trading days during any 30 consecutive trading day period.

Upon the closing of the Private Placement, the Company used a portion of the net proceeds from the Private Placement to redeem all of the 2026 Notes, at a redemption price of 101% of the principal amount of the 2026 Notes, plus accrued and unpaid interest.

The Company recognized a $14.4 million loss on the early extinguishment of the 2026 Notes during the three months ended March 31, 2025. The loss on extinguishment of the 2026 Notes was determined based on the difference between reacquisition price and the net carrying amount of the 2026 Notes.

The terms of the 2026 Warrants were not modified or impacted by the Private Placement and the subsequent redemption of the 2026 Notes.

In conjunction with the issuance of the 2028 Notes, the Company issued the 2028 Warrants to two lead investors, who were non-2026 Notes lenders to purchase shares of the Company’s common stock with exercise prices ranging from $12.56 to $20.00 per share. The aggregated fair value of the 2028 Warrants was $5.8 million on the issuance date and presented as “additional paid-in capital” in the condensed consolidated balance sheets, with an offset entry recorded in other loss, net in the condensed consolidated statements of comprehensive loss. The fair value of the 2028 Warrants was determined using the Black-Scholes option pricing model based on non-observable pricing inputs (e.g., expected volatility) in the market and is categorized accordingly as Level 3 in the fair value hierarchy.

As part of the NPA, an entity affiliated with Fortress Investment Group LLC ("Fortress"), a 10% or greater stockholder of the Company and one of the lead investors, purchased $50 million in 2028 Notes and received 3,900,000 warrants. Additionally, an entity affiliated with Neil S. Subin, a director of the Company, purchased $6.3 million of the 2028 Notes.

For the three months ended March 31, 2025, the accrued interest expense related to these notes was $28 thousand for the entity affiliated with Fortress and $4 thousand for the entity affiliated with Neil S. Subin.

The Company agreed to file a registration statement under the Securities Act registering the resale of the 2028 Warrants, the shares of common stock underlying the 2028 Warrants and the conversion option of the 2028 Notes within 35 business days of the Closing Date. The Company filed such registration statement with the United States Securities and Exchange Commission (“SEC”) on April 25, 2025, which the SEC declared effective on May 2, 2025.

The Company determined that the conversion option embedded within the 2028 Notes required bifurcation as a derivative liability under ASC 815. For the valuation to record the debt and embedded derivative related to the conversion option at fair value, the Company used a binomial lattice valuation model and a “with-and-without” valuation methodology at inception and on subsequent valuation dates. This model incorporates inputs such as the stock price of the Company, risk-free interest rate, the transaction-calibrated debt yield and expected volatility. Certain inputs (e.g., expected volatility) involve unobservable inputs and are classified as level 3 of the fair value hierarchy. See Note 7 – Fair Value. The sensitivity of the fair value calculation to these methods, assumptions, and estimates included could create materially different results under different conditions or using different assumptions. Further, the Company determined that contingent interest features require bifurcation and therefore, bifurcated these embedded derivatives, along with the conversion option, from the debt host as a single, compound derivative liability. The Company determined the likelihood of the occurrence of events requiring payment under the contingent interest features to be remote and therefore, determined their value to be de minimis.  The fair value of derivative liability was $56.5 million and was included in long term debt in the Company's Condensed Consolidated Balance Sheets as of March 31, 2025.

The carrying value of the 2028 Notes was $156.6 million as of March 31, 2025, net of unamortized debt discount of $33.4 million and was included in long-term debt in the Company’s Condensed Consolidated Balance Sheets.

As of March 31, 2025, the effective interest rate of the 2028 Notes was 12%.

We recognized interest expense associated with the 2028 Notes as follows for the three-months ended March 31, 2025. There was no interest expense recognized for the three-months ended March 31, 2024 associated with the 2028 Notes.

Three Months Ended March 31,
2025
Contractual interest expense	106
Amortization of debt discounts	95
Interest expense – 2028 Notes	$201

Debt Covenant Compliance

The obligations of the Company under the 2028 Notes will be, subject to certain customary exceptions, secured by substantially all of the assets of the Company and its subsidiaries.

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

As of March 31, 2025, the Company was in compliance with all of the applicable debt covenants described above.

9. Warrants and Warrant Liability

As of March 31, 2025, NextNav had 37,297,292 warrants outstanding, which includes: (a) 14,715,170 public warrants associated with Spartacus Acquisition Corp.’s (“Spartacus”) initial public offering (the “Public Warrants”), (b) 4,034,790 warrants issued to Spartacus in a private placement on the initial public offering closing date (the “Private Placement Warrants”), (c) 10,747,332 2026 Warrants (as further descried in Note 8) and (d) 7,800,000 2028 Warrants (as further described in Note 8).

The Private Placement Warrants are classified as a liability on the Company’s Condensed Consolidated Balance Sheet as of March 31, 2025. During the three months ended March 31, 2025, 205,402 Private Placement Warrants were reclassified from liability to equity (Public Warrants), respectively. The terms included in the Private Warrants that initially precluded equity classification were no longer applicable. Accordingly, the Company reclassified $1.2 million from warrant liability to additional paid-in capital in its Condensed Consolidated Balance Sheet as of March 31, 2025.

Holders of the Public Warrants, Private Placement Warrants, 2026 Warrants and 2028 Warrants are entitled to acquire shares of common stock of NextNav. With respect to the Public Warrants and Private Placement Warrants, each whole warrant entitles the registered holder to purchase one share at an exercise price of $11.50 per share. The Public Warrants and Private Placement Warrants expire on October 28, 2026.

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

10. Common Stock

As of March 31, 2025, NextNav had authorized the issuance of 600,000,000 shares of capital stock, par value, $0.0001 per share, consisting of (a) 500,000,000 shares of common stock and (b) 100,000,000 shares of undesignated preferred stock. As of March 31, 2025, NextNav had 132,413,938 shares of common stock issued and 132,281,710 shares of common stock outstanding.

11. Commitments and Contingencies

Litigation and Legal Matters

From time to time, the Company is party to litigation and other legal matters incidental to the conduct of its business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company accrues liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of March 31, 2025, the Company was not involved in any such matters, individually or in the aggregate, which management believes would have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.

12. Income Taxes

The Company computes its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pretax income or loss and adjusts the provision for discrete tax items recorded in the period. A valuation allowance has been established against the Company’s U.S. federal and state deferred tax assets as well as its French deferred tax assets, which results in an annualized effective tax rate for both the Company’s U.S. and French operations of 0.0%. For the three months ended March 31, 2025, the Company recorded an income tax provision of $58 thousand related to foreign tax activity in India on a pretax loss of $58.5 million, resulting in an effective tax rate of (0.1)%. For the three months ended March 31, 2024, the Company recorded an income tax provision of $44 thousand related to foreign tax activity in India on a pretax loss of $31.6 million, resulting in an effective tax rate of (0.14)%. These effective tax rates differ from the U.S. federal statutory rate primarily due to the valuation allowance against the Company’s domestic and French deferred tax assets.

13. Segments

NextNav operates as one operating segment. Information on the Company’s products and service offerings are included in Note 1 - Organization and Business. The accounting policies of the single operating segment are the same as those described in Note 2 - Summary of Significant Accounting Policies.

NextNav’s CODM is its Chief Executive Officer, who reviews financial information presented on an entity-wide basis for purposes of making operating decisions, assessing financial performance, and allocating resources.

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

NextNav did not have any intra-entity sales or transfers during the three months ended March 31, 2025 and 2024.

Segment financial information for the three months ended March 31, 2025 and 2024 is as follows:

	Three Months Ended March 31,
	2025	2024
Revenue	$(1,539)	$(1,046)
Less:
Technology Development Expenses	3,127	1,915
Business Operation Expenses	3,651	5,178
General and Administrative Expenses	6,146	4,447
Depreciation and amortization	1,452	1,319
Interest expense, net	2,738	2,168
Change in fair value of warrants and derivative liabilities	18,482	13,176
Other segment items[1]	24,464	4,409
Provision for income taxes	58	44
Consolidated net loss	$58,579	$31,610

1 Other segment items include equity-based compensation, debt extinguishment loss, non-cash other loss, non-cash rent expense, capitalized labor costs, accretion expense on asset retirement obligations and other income (loss).

Substantially all long-lived tangible assets are located in the United States.

For the three months ended March 31, 2025, two customers accounted for 51% and 39% of total revenue. For the three months ended March 31, 2024, two customers accounted for 75% and 14% of total revenue. Substantially all revenue was generated from the United States.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying quarterly unaudited condensed consolidated financial statements and our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”). Our 2024 Form 10-K includes additional information about our significant accounting policies, practices, and the transactions that underlie our financial results, as well as a detailed discussion of the most significant risks and uncertainties associated with our financial condition and operating results. In addition to historical financial information, some of the information contained in the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Actual results and outcomes could differ materially for a variety of reasons. You should review “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this Quarterly Report on Form 10-Q, as well as Item 1A, “Risk Factors” in our 2024 Form 10-K, as well as those otherwise described or updated from time to time in our other filings with the SEC, for a discussion of important factors that could cause our actual results to differ materially from the results described or implied by the forward-looking statements contained in the following discussion and analysis.

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

Our complementary PNT solutions are built on a deep asset base, including valuable FCC licenses. Our licenses include a contiguous 8 MHz block of 900 MHz M-LMS spectrum covering over 90% of the U.S. population, and on March 7, 2024, we signed an agreement, subject to appropriate regulatory approvals, to acquire an additional 4 MHz of M-LMS licenses covering part of the U.S. population. On April 16, 2024, we petitioned the FCC to commence a rule making to reconfigure and update the rules governing the Lower 900 MHz band plan to allow us to utilize a 15 MHz nationwide configuration for both PNT and 5G broadband (“Petition”). The Petition is subject to an ongoing FCC regulatory review process. We believe that modernizing the Lower 900 MHz band will simultaneously enable a high-quality terrestrial PNT network to complement and back up GPS, address a critical national security vulnerability, and add 5G broadband capacity. We have been granted more than 158 patents related to our systems and services, and standardized certain of our technologies with the 3rd Generation Partnership Project (3GPP), a global telecommunications standards-setting body.

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

Research and Development

Research and development expenses consist of personnel-related expenses, including salaries, benefits and stock-based compensation, and allocated facility costs for our research and development functions. Research and development costs also include outside professional services for software and hardware development, and software license costs, including cloud hosting costs. We expect our research and development costs to increase for the foreseeable future as we continue to invest in research and development for our current and future products, including our NextGen platform.

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

Other Income (Expense)

Other income (expense) consists of miscellaneous non-operating items, such as change in fair value of warrants and Asset Purchase Agreement liability, change in fair value of derivative liability, debt extinguishment loss, equity method income (loss), and foreign currency gains (losses).

Results of Operations

The following table sets forth our statements of operations for the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Revenue	$1,539	$1,046
Operating expense:
Cost of goods sold (1)	2,533	2,761
Research and development (1)	4,038	4,670
Selling, general and administrative (1)	10,520	8,446
Depreciation and amortization	1,452	1,319
Total operating expenses	18,543	17,196
Operating loss	(17,004)	(16,150)
Interest expense, net	(2,738)	(2,168)
Other income (expense)	(38,779)	(13,248)
Loss before income taxes	(58,521)	(31,566)
Provision for income taxes	58	44
Net loss	$(58,579)	$(31,610)

(1)

Cost of goods sold, research and development, and selling, general and administrative expense for the periods do not include depreciation and amortization, which is presented separately in the Condensed Consolidated Statements of Comprehensive Loss, but include stock-based compensation as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Cost of goods sold	$237	$150
Research and development	1,043	1,431
Selling, general and administrative	3,044	2,663
Total stock-based compensation expense	$4,324	$4,244

Comparison of the Three Months Ended March 31, 2025 and 2024

Revenue

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(in thousands)
Revenue	$1,539	$1,046	$493	47.1%

Revenue increased by $0.5 million, or 47.1%, to $1.5 million for the three months ended March 31, 2025 from $1.0 million for the three months ended March 31, 2024. The increase was driven by an increase in service revenue from technology and services contracts with government and commercial customers. For the three months ended March 31, 2025, one customer accounted for 51% of total revenue and another customer accounted for 39% of total revenue. For the three months ended March 31, 2024, one customer accounted for 75% of total revenue and another customer accounted for 14% of total revenue.

Operating Expense

Cost of Goods Sold (COGS)

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(in thousands)
COGS	$2,533	$2,761	$(228)	(8.3)%

COGS decreased by $0.2 million, or 8.3%, to $2.5 million for the three months ended March 31, 2025 from $2.8 million for the three months ended March 31, 2024. The decrease was primarily driven by a $0.2 million decrease in software license and cloud expenses, a $0.1 million decrease in outside consulting expenses, and a $0.1 million decrease in payroll-related expenses. The decreases were partially offset by a $0.1 million increase in stock-based compensation, and a $0.1 million increase in non-recurring engineering services.

Research and Development

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(in thousands)
Research and development	$4,038	$4,670	$(632)	(13.5)%

Research and development expenses decreased by $0.6 million, or 13.5%, to $4.0 million for the three months ended March 31, 2025 from $4.7 million for the three months ended March 31, 2024. The decrease was primarily driven by a $0.4 million decrease in stock-based compensation, a $0.3 million decrease in software license expenses, and a $0.3 million decrease in payroll-related expenses. The decreases were partially offset by a $0.3 million increase in non-recurring engineering services, and a $0.1 million increase in outside consulting expenses.

Selling, General and Administrative

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(in thousands)
Selling, general and administrative	$10,520	$8,446	$2,074	24.6%

Selling, general and administrative expenses increased by $2.1 million, or 24.6%, to $10.5 million for the three months ended March 31, 2025 from $8.4 million for the three months ended March 31, 2024. The increase was primarily driven by a $1.0 million increase in professional services, a $0.6 million increase in outside consulting expenses, a $0.4 million increase in stock-based compensation, and a $0.3 million increase in marketing and recruiting cost. The increases were partially offset by a $0.1 million decrease in payroll-related expenses, and a $0.1 million decrease in other operational expenses.

Depreciation and Amortization

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(in thousands)
Depreciation and amortization	$1,452	$1,319	$133	10.1%

Depreciation and amortization expenses increased by $0.1 million, or 10.1%, to $1.5 million for the three months ended March 31, 2025 from $1.3 million for the three months ended March 31, 2024. The increase in depreciation and amortization expense is primarily attributable to placing the network assets in service after the first quarter of 2024.

Interest Expense, Net

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(in thousands)
Interest expense, net	$(2,738)	$(2,168)	$570	26.3%

Interest expense, net of interest income, increased by $0.6 million, or 26.3%, to $2.7 million for the three months ended March 31, 2025 from $2.2 million for the three months ended March 31, 2024. The increase in interest expense was primarily driven by higher interest and amortization of debt discounts expense and lower interest income.

Other Income (Expense)

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(in thousands)
Other income (expense)	$(38,779)	$(13,248)	$25,531	192.7%

Other expense was $38.8 million for the three months ended March 31, 2025 compared with other expense of $13.2 million for the three months ended March 31, 2024. The change was primarily driven by a loss resulting from the change in the fair value of the derivative liability, non-cash expense related to warrants issued in connection with the March 2025 debt financing, and debt extinguishment loss. These were partially offset by a gain from the change in the fair value of the warrant liability.

Liquidity and Capital Resources

We have incurred losses since our inception and to date have generated only limited revenue. We have primarily relied upon debt and equity financings to fund our cash requirements. During the three months ended March 31, 2025 and 2024, we incurred net losses of $58.6 million and $31.6 million, respectively. During the three months ended March 31, 2025, our net cash used in operating activities was $12.2 million and net cash provided by investing activities was $3.0 million. During the three months ended March 31, 2024, our net cash used in operating activities and investing activities was $7.0 million and $2.1 million, respectively. As of March 31, 2025, we had cash and cash equivalents and marketable securities of $188.4 million and an accumulated deficit of $920.7 million. We expect to incur additional losses and higher operating expenses for the foreseeable future. Our primary use of cash is to fund our operations as we continue to grow our business. We will require a significant amount of cash for expenditures as we invest in ongoing research and development and our PNT networks.

Managing liquidity and our cash position is a priority of ours. We continually work to optimize our expenses in light of the growth of our business, and adapt to changes in the economic environment. We believe that our cash and cash equivalents and marketable securities as of March 31, 2025 will be sufficient to meet our working capital and capital expenditure needs, including all contractual commitments, beyond the next 12 months from the filing of this Quarterly Report on Form 10-Q. We believe we will meet longer term expected future cash requirements and obligations through a combination of our existing cash and cash equivalents balances and marketable securities, cash flows from operations, and issuance of equity securities or debt offerings.  However, this determination is based upon internal financial projections and is subject to changes in market and business conditions.

On March 12, 2025, we entered into a Note Purchase Agreement to sell to a group of lenders in a private placement (the “Private Placement”) $190.0 million in aggregate principal amount of 5% Senior Secured Convertible Notes due in 2028 (the “2028 Notes”) at par. The 2028 Notes will mature on June 30, 2028 with interest payable in cash semi-annually in arrears on June 1 and December 1 of each year at 5% per annum. Upon the closing of the Private Placement, the Company used a portion of the net proceeds from the Private Placement to redeem all of its $70.0 million 2026 Notes, at a redemption price of 101% of the principal amount of the 2026 Notes, plus accrued and unpaid interest.  Refer to Note 8 to our condensed consolidated financial statements for the three months ended March 31, 2025 included elsewhere in this Quarterly Report on Form 10-Q for more information.

Cash Flows

The following table summarizes our cash flows for the period indicated:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(12,179)	$(6,985)
Net cash provided by (used in) investing activities	3,006	(2,113)
Net cash provided by financing activities	120,172	516

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

Net cash used in operating activities during the three months ended March 31, 2025 was $12.2 million, resulting primarily from a net loss of $58.6 million adjusted for non-cash charges of $24.5 million for change in the fair value of derivative liability, $13.7 million loss on the early extinguishment of the 2026 Notes, $5.8 million related to warrants issued in connection with 2028 Notes, $4.3 million for stock-based compensation, $1.7 million for amortization of debt discount, $1.5 million for depreciation and amortization and a net decrease in operating assets of $1.2 million. These changes were partially offset by non-cash income of  $6.0 million for change in the fair value of warrant liability, and a $0.3 million realized and unrealized gain on marketable securities.

Net cash used in operating activities during the three months ended March 31, 2024 was $7.0 million, resulting primarily from a net loss of $31.6 million adjusted for non-cash charges of $4.2 million for stock-based compensation, non-cash expense of $13.2 million for change in the fair value of warrant liability, $1.3 million for depreciation and amortization, and $1.4 million for amortization of debt discount. Additionally, there was a net increase in operating assets of $4.4 million.

Cash Flows from Investing Activities

Net cash provided by investing activities during the three months ended March 31, 2025 was $3.0 million, representing net sale and maturity of marketable securities of $3.1 million partially offset by cash used for property and equipment, including internal use software, of $0.1 million.

Net cash used in investing activities during the three months ended March 31, 2024 was $2.1 million, representing net purchase of marketable securities of $1.9 million, and cash used for property and equipment, including internal use software, of $0.2 million.

Cash Flows from Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2025 was $120.2 million, primarily reflecting cash proceeds from the issuance of the 2028 Notes, net of repayment of the 2026 Notes (refer to Note 8 to our condensed consolidated financial statements for the three months ended March 31, 2025 included elsewhere in this Quarterly Report on Form 10-Q for more information) and cash proceeds the from exercise of common stock options and warrants.

Net cash provided by financing activities during the three months ended March 31, 2024 was $0.5 million, primarily reflecting cash proceeds from the exercise of common stock options.

Critical Accounting Policies and Significant Management Estimates

For a discussion of our critical accounting policies and estimates, please refer to Item 7 under Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Form 10-K and Note 2 to our condensed consolidated financial statements for the three months ended March 31, 2025 included elsewhere in this Quarterly Report on Form 10-Q.

Recently Issued and Adopted Accounting Standards

For information regarding new accounting pronouncements, and the impact of these pronouncements on our condensed consolidated financial statements, refer to Note 2 to our condensed consolidated financial statements for the three months ended March 31, 2025 included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risks from those disclosed in Part II, Item 7A of the 2024 Form 10-K.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

You should carefully consider all of the information included in this Quarterly Report on Form 10-Q before you decide whether to invest in our securities. Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with SEC on March 12, 2025 (the “2024 Annual Report”), as well as those otherwise described or updated from time to time in our other filings with the SEC. You should consult your own financial and legal advisors as to the risks entailed by an investment in our securities and the suitability of investing in our securities in light of your particular circumstances.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors set forth in our 2024 Annual Report, other than as described below.

The indenture governing our 5% Senior Secured Convertible Notes due in 2028 (the “2028 Notes”) contains restrictions and other provisions regarding events of default that may make it more difficult to execute our strategy or to effectively compete, or that could materially and adversely affect our financial position.

Subject to certain exceptions and qualifications, the indenture governing the 2028 Notes (the “Indenture”) restricts our ability to, among other things, (i) incur indebtedness, other than certain forms of permitted debt, (ii) issue any preferred equity interests, (iii) create or permit to exist any lien on any property, other than certain limited forms of permitted encumbrances, (iv) merge, amalgamate, consolidate or sell all or substantially all assets, (v) make or hold any investment, other than certain forms of permitted investments, (vi) consummate certain asset sales, (vii) pay any dividend or other distribution with respect to any of our capital stock, (viii) make any payment (whether in cash, securities or other property), including any sinking fund or similar deposit, on account of the purchase, redemption, retirement, acquisition, cancellation or termination of any of our capital stock or any option, warrant or other right to acquire any such capital stock, (ix) dispose or transfer intellectual property that is material to our business or (x) effect any transaction that would result in an adjustment to the conversion price of the 2028 Notes to an amount less than $2.05 per share of common stock. These restrictions, and others set forth in the Indenture as discussed below, may make it difficult to successfully execute our business strategy or effectively compete with others that are not similarly restricted.

The Indenture also provides that a number of events will constitute an event of default, including, among other things, (i) a failure to pay interest or any other amount on the 2028 Notes for 30 days, (ii) a failure to pay the principal of the 2028 Notes when due at maturity, upon any required repurchase, upon declaration of acceleration or otherwise, (iii) a failure to comply with our obligations to convert the 2028 Notes in accordance with the Indenture upon exercise of a holder’s conversion right within five business days, (iv) a failure to issue a Fundamental Change Company Notice (as defined in the Indenture) within five business days after the due date, (v) any breach of our covenants with respect to consummating restricted consolidations, mergers, or other sale transactions, (vi) the failure to comply with any of our other agreements contained in the Indenture or the 2028 Notes for 60 days after notice from the trustee or certain holders, (vii) the failure by certain of our subsidiaries to guarantee the 2028 Notes pursuant to their obligations, (viii) an invalid or unperfected lien on any material portion of the collateral, subject to certain exceptions, (ix) a default or other failure by us to make required payments under our other indebtedness for money borrowed in excess of $1 million in the aggregate, (x) a failure by us to pay final legal, arbitral or other judgments aggregating $1 million or more, and (xi) certain events of liquidation, reorganization, bankruptcy or insolvency.

If an event of default occurs and is continuing, additional interest will accrue on the 2028 Notes at a rate of 2% per annum of the principal amount of the 2028 Notes outstanding as of the occurrence of the event of default. We will also be required to pay additional interest of up to 0.50% per annum if (x) we fail to timely make certain required filings with the SEC, until such filings are made, or (y) the 2028 Notes are not otherwise freely tradeable under Rule 144 under the Securities Act. If we fail to pay interest on the 2028 Notes for 30 days or the principal of the 2028 Notes when due, the trustee has the right to declare all the 2028 Notes to be due and payable immediately. In the case of certain events of bankruptcy, all outstanding 2028 Notes will become due and payable immediately. Any such events of default or other acceleration of, or any increase in the amounts otherwise payable on, our debt could have a material adverse effect on our liquidity, particularly if we are unable to negotiate mutually acceptable terms with the holders of the 2028 Notes or if alternate funding is not available to us. Furthermore, if we are unable to repay the 2028 Notes upon an acceleration or otherwise, we could be forced into bankruptcy or liquidation.

In the event of certain non-ordinary course asset sales, including sales of certain intellectual property or spectrum licensed by the Federal Communications Commission to us or our subsidiaries, we must make a mandatory repurchase offer for a portion of the 2028 Notes outstanding with the proceeds of such sale, at a price equal to 100% of the aggregate principal amount of the 2028 Notes subject to such repurchase, together with accrued and unpaid interest thereon to the date of the repurchase, subject to certain thresholds and limitations set forth in the Indenture.

In addition, in the event of a Fundamental Change (as defined in the Indenture), each holder has the right, at such holder’s option and subject to the limitations set forth in the Indenture, to require us to repurchase for cash all of such holder’s 2028 Notes in an amount equal to the greater of (i) the then outstanding principal amount of 2028 Notes held, plus all accrued and unpaid interest to such date and (ii) the consideration each holder of 2028 Notes would have received if such holder had converted the 2028 Notes into our common stock immediately prior to such Fundamental Change.

Warrants to purchase common stock are exercisable, which could increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

We have a significant number of outstanding warrants for the purchase of common stock. Outstanding warrants to purchase an aggregate of 18,749,960 shares of common stock became exercisable on November 27, 2021 in accordance with the terms of the warrant agreement governing those securities. These warrants consist of 14,715,170 public warrants and 4,034,790 private placement warrants, related to the initial public offering and financing of Spartacus (a Delaware special purpose acquisition company with which we consummated a business combination in 2021). The 4,034,790 private placement warrants have been registered pursuant to an effective registration statement. Each warrant entitles its holder to purchase one share of common stock at an exercise price of $11.50 per share and will expire at 5:00 p.m., New York time, on October 28, 2026, or earlier upon redemption of our common stock or our liquidation. To the extent warrants are exercised, additional shares of common stock will be issued, which will result in dilution to our then existing stockholders and increase the number of shares eligible for resale in the public market.

Moreover, in conjunction with the issuance of our senior secured notes in 2023 (refer to Note 8 to our condensed consolidated financial statements for the three months ended March 31, 2025 included elsewhere in this Quarterly Report on Form 10-Q for more information), we issued an aggregate of 25,925,927 warrants (the “2023 Debt Warrants”) at an exercise price of $2.16 to purchase shares of our common stock to certain of the purchasers thereof. The 2023 Debt Warrants will expire at 5:00 p.m., New York time, on June 1, 2027. As of March 31, 2025, 10,747,332 2023 Debt Warrants were outstanding.

Additionally, in conjunction with the issuance of the 2028 Notes in 2025 (refer to Note 8 to our condensed consolidated financial statements for the three months ended March 31, 2025 included elsewhere in this Quarterly Report on Form 10-Q for more information), we issued 7,800,000 warrants (the “2025 Debt Warrants” and, together with the 2023 Debt Warrants, the “Debt Warrants”) with exercise prices ranging from $12.56 to $20.00 per share to certain of the purchasers thereof. The 2025 Debt Warrants will expire at 5:00 p.m., New York time, on December 31, 2028. As of March 31, 2025, 7,800,000 2025 Debt Warrants were outstanding.

Sales of substantial numbers of shares of our common stock underlying the Debt Warrants in the public market will dilute existing stockholders, may reduce the book value of existing shares of common stock and could depress the market price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

Other than as previously disclosed in our Current Reports on Form 8-K, we did not sell any unregistered equity securities during the fiscal quarter ended March 31, 2025.

(b) Use of Proceeds from Sale of Registered Equity Securities

None.

(c) Purchases of Equity Securities by the Issuer

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Plans

On March 19, 2025, Mariam Sorond, President, Chief Executive Officer and a Director, terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K) intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “10b5-1 trading plan”) that was previously adopted on August 29, 2024. This 10b5-1 trading plan provided for the potential sale of 45% of the gross shares of common stock to be issued to Ms. Sorond upon the vesting and settlement of her restricted stock units (“RSUs”) with vesting dates of November 29, 2024, February 28, 2025, May 29, 2025, and August 29, 2025. The aggregate number of shares of common stock that were available for sale under this 10b5-1 trading plan after vesting and settlement of her RSUs was 440,075 shares. Prior to its termination, this 10b5-1 trading plan had been expected to remain in place until the earlier of (i) September 30, 2025 and (ii) the date on which all transactions under such plan were completed.

On March 21, 2025, Mariam Sorond adopted a 10b5-1 trading plan which provides for the potential sale of 50% of the gross shares of common stock to be issued to Ms. Sorond upon the vesting and settlement of certain of her equity grants that were awarded to her by the Company. The maximum aggregate number of shares of common stock potentially available for sale under this 10b5-1 trading plan after vesting and settlement of her equity grants is 790,734 shares, consisting of 290,734 shares subject to time-based RSUs and 500,000 shares subject to a performance-based award, which will vest only upon the achievement of specified performance criteria. Pursuant to its terms, this 10b5-1 trading plan is expected to remain in place until the earlier of (i) December 31, 2025 and (ii) the date on which all transactions under such plan are completed.

No other officers (as defined in Rule 16a-1(f) of the Exchange Act) or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K) during the fiscal quarter ended March 31, 2025.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Exhibit Number	Description
3.1*	Amended and Restated Certificate of Incorporation of NextNav Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed by NextNav Inc. on November 2, 2021).
3.2*	Bylaws of NextNav Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by NextNav Inc. on October 28, 2021).
10.1 *†	Note Purchase Agreement, dated March 12, 2025, by and among NextNav Inc. and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by NextNav Inc. on March 13, 2025).
10.2	Indenture, dated March 27, 2025, by and among NextNav Inc., the subsidiaries that are notes guarantors listed therein, and GLAS Trust Company, LLC, as trustee and notes collateral agent.
10.3 †	Security Agreement, dated March 27, 2025, by and among NextNav Inc., the subsidiaries listed therein, and GLAS Trust Company LLC, as collateral agent.
10.4 *	Form of Warrant to Purchase Common Stock of NextNav Inc. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by NextNav Inc. on March 13, 2025).
10.5 *	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by NextNav Inc. on March 13, 2025).
10.6 †+	Employment Agreement, dated February 27, 2025, by and among NextNav, Inc., NextNav, LLC, and James Black.
10.7 †+	Executive Agreement, dated September 18, 2024, by and among NextNav, Inc., NextNav, LLC, and Susan Insley.
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer & Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed previously.

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

NEXTNAV INC.

Date: May 9, 2025	By:	/s/ Christian D. Gates
	Name:	Christian D. Gates
	Title:	Executive Vice President, Chief Financial Officer and Principal Financial Officer

Date: May 9, 2025	By:	/s/ Sammaad R. Shams
	Name:	Sammaad R. Shams
	Title:	Chief Accounting Officer and Principal Accounting Officer

