Form 10-Q
period 2025-06-30
NEXTNAV INC.
filed 2025-08-06
CIK 1865631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

There were 133,130,567 shares of the registrant’s common stock outstanding as of August 4, 2025.

NEXTNAV INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2025

Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “NextNav,” the “Company,” “we,” “us,” and “our” include NextNav Inc. and its subsidiaries.

i

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include, but are not limited to, statements regarding our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future, projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, and are not guarantees of future performance. The words “may,” “anticipate,” “believe,” “expect,” “intend,” “might,” “plan,” “possible,” “potential,” “aim,” “strive,” “predict,” “project,” “should,” “could,” “would,” “will” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. These statements may relate to, but are not limited to: expectations regarding our strategies and future financial performance, including future business plans or objectives, expected functionality of our geolocation services, anticipated timing and level of deployment of our services, including our TerraPoiNT and NextGen systems, anticipated demand and acceptance of our services, prospective performance and commercial opportunities and competitors; the timing of obtaining regulatory approvals, the achievement of certain Federal Communications Commission (“FCC”) related milestones and FCC approvals, including with respect to the Asset Purchase Agreement, dated as of March 7, 2024, we entered into with Telesaurus Holdings GP and Skybridge Spectrum Foundation, to acquire certain Multilateration Location and Monitoring Services licenses, and our petition for rulemaking filed with the FCC; our ability to finance our research and development activities, commercial partnership acquisition and retention, products and services, pricing, marketing plans, operating expenses, market trends, revenue, liquidity, cash flows and uses of cash, capital expenditures, and our ability to invest in growth initiatives; our ability to evolve our technology to be compatible with 5G New Radio technologies, and realize the technical benefits of such proposed evolution; our ability to realize the anticipated technical and business benefits associated with the acquisition of NextNav France, and any subsequent mergers, acquisitions, or other similar transactions, which may be affected by, among other things, competition, and the ability of the combined business to grow and manage growth profitably; factors relating to our future operations, projected capital resources and financial position, estimated revenue and losses, projected costs and capital expenditures, prospects and plans, including the potential increase in customers on our Pinnacle network, the expansion of our services in Japan through MetCom, Inc., and expectations about other international markets; our belief that continuing integration of our Pinnacle service into devices and applications will support revenue growth over the coming year; projections of market growth and size, including the level of market acceptance for our services; our ability to adequately protect key intellectual property rights or proprietary technology; our ability to maintain our Location and Monitoring Service (“LMS”) licenses and obtain additional LMS licenses as necessary; our ability to maintain adequate operational financial resources or raise additional capital or generate sufficient cash flows, including the adequacy of our financial resources to meet our operational and working capital requirements for the 12 month period following the issuance of this report and our ability to meet longer term expected future cash requirements and obligations; our ability to develop and maintain effective internal controls; our success in recruiting and/or retaining officers, key employees or directors; expansion plans and opportunities; costs related to being a public company; our ability to maintain the listing of our securities on Nasdaq; macroeconomic factors and their effects on our operations; and the outcome of any known and unknown litigation and regulatory proceedings, as well as assumptions relating to the foregoing.

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

ii

 PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NextNav Inc.

CONDENSED Consolidated Balance Sheets

(IN THOUSANDS, EXCEPT SHARE DATA)

	June 30, 2025 (unaudited)	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$58,866	$39,330
Short term investments	117,186	40,785
Accounts receivable	2,237	3,301
Other current assets	3,663	2,629
Total current assets	$181,952	$86,045
Property and equipment, net of accumulated depreciation of $15,742 and $13,716 at June 30, 2025 and December 31, 2024, respectively	15,981	17,974
Operating lease right-of-use assets	16,417	17,368
Goodwill	19,094	16,966
Intangible assets	9,637	9,589
Other assets	13,662	13,798
Total assets	$256,743	$161,740

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,610	$858
Accrued expenses and other current liabilities	7,369	8,536
Operating lease current liabilities	2,824	2,462
Deferred revenue	353	288
Total current liabilities	$12,156	$12,144
Warrants	30,261	28,707
Operating lease noncurrent liabilities	13,483	14,352
Other long-term liabilities	1,763	1,795
Long term debt, net	246,295	54,621
Total liabilities	$303,958	$111,619

Stockholders’ equity:
Common stock, authorized 500,000,000 shares; 133,146,901 and 131,268,940 shares issued and 133,014,673 and 131,136,712 shares outstanding at June 30, 2025 and December 31, 2024, respectively	15	14
Additional paid-in capital	933,537	912,241
Accumulated other comprehensive income	3,806	665
Accumulated deficit	(983,880)	(862,106)
Common stock in treasury, at cost; 132,228 shares at both June 30, 2025 and December 31, 2024	(693)	(693)
Total stockholders’ equity (deficit)	$(47,215)	$50,121
Total liabilities and stockholders’ equity	$256,743	$161,740

See accompanying notes.

 NextNav INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$1,202	$1,105	$2,741	$2,151
Operating expenses:
Cost of goods sold (exclusive of depreciation and amortization)	2,035	2,924	4,568	5,685
Research and development	4,824	4,110	8,862	8,780
Selling, general and administrative	10,233	8,108	20,753	16,554
Depreciation and amortization	1,350	1,295	2,802	2,613
Total operating expenses	$18,442	$16,437	$36,985	$33,632
Operating loss	$(17,240)	$(15,332)	$(34,244)	$(31,481)
Other income (expense):
Interest expense, net	(3,020)	(2,320)	(5,758)	(4,489)
Debt extinguishment loss	—	—	(14,434)	—
Change in fair value of warrants	(8,836)	(8,490)	(2,795)	(21,666)
Change in fair value of derivative liability	(30,658)	—	(55,181)	—
Other income (loss), net	(3,399)	1,820	(9,262)	1,748
Loss before income taxes	$(63,153)	$(24,322)	$(121,674)	$(55,888)
Provision for income taxes	(42)	(68)	(100)	(112)
Net loss	$(63,195)	$(24,390)	$(121,774)	$(56,000)
Foreign currency translation adjustment	2,149	(179)	3,141	(701)
Comprehensive loss	$(61,046)	$(24,569)	$(118,633)	$(56,701)
Net loss	(63,195)	(24,390)	(121,774)	(56,000)
Net loss attributable to common stockholders	$(63,195)	$(24,390)	$(121,774)	$(56,000)
Weighted average of shares outstanding – basic and diluted	132,318	115,210	131,509	119,359
Net loss attributable to common stockholders per share - basic and diluted	$(0.48)	$(0.21)	$(0.93)	$(0.47)

See accompanying notes.

NextNav INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE DATA)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury stock,	Stockholders’
	Shares	Value	Capital	Deficit	Income	at cost	Equity (Deficit)
Balance, December 31, 2024	131,136,712	$14	$912,241	$(862,106)	$665	$(693)	$50,121
Vesting of RSUs	828,282	—	—	—	—	—	—
Exercise of common stock options	77,515	—	232	—	—	—	232
Exercise of common warrants	239,201	—	517	—	—	—	517
Reclassification of warrant liability to common stock warrants	—	—	1,241	—	—	—	1,241
Stock-based compensation expense	—	—	6,283	—	—	—	6,283
Issuance of common warrants	—	—	5,766	—	—	—	5,766
Net loss	—	—	—	(58,579)	—	—	(58,579)
Foreign currency translation adjustment	—	—	—	—	992	—	992
Balance, March 31, 2025	132,281,710	$14	$926,280	$(920,685)	$1,657	$(693)	$6,573
Vesting of RSUs	361,918	1	—	—	—	—	1
Issuance of RSAs	120,265	—	—	—	—	—	—
Exercise of common stock options	220,687	—	1,190	—	—	—	1,190
Exercise of common warrants	30,093	—	65	—	—	—	65
Stock-based compensation expense	—	—	2,762	—	—	—	2,762
Change in estimate of issuance of 2028 common warrants	—	—	3,240	—	—	—	3,240
Net loss	—	—	—	(63,195)	—	—	(63,195)
Foreign currency translation adjustment	—	—	—	—	2,149	—	2,149
Balance, June 30, 2025	133,014,673	$15	$933,537	$(983,880)	$3,806	$(693)	$(47,215)

See accompanying notes.

NextNav INC.

CONDENSED Consolidated Statements of Changes in Stockholders’ equity

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE DATA)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury stock,	Stockholders’	Non-controlling	Total
	Shares	Value	Capital	Deficit	Income	at cost	Equity	Interest	Equity
Balance, December 31, 2023	111,132,222	$12	$837,416	$(760,227)	$2,198	$(665)	$78,734	$1,362	$80,096
Vesting of RSUs	1,226,498	—	—	—	—	—	—	—	—
Issuance of RSAs	38,130	—	—	—	—	—	—	—	—
Exercise of common stock options	186,074	—	544	—	—	—	544	—	544
Reclassification of warrant liability to Common Stock warrants	—	—	2,468	—	—	—	2,468	—	2,468
Stock-based compensation expense	—	—	6,293	—	—	—	6,293	—	6,293
Net loss	—	—	—	(31,610)	—	—	(31,610)	—	(31,610)
Foreign currency translation adjustment	—	—	—	—	(522)	—	(522)	—	(522)
Balance, March 31, 2024	112,582,924	$12	$846,721	$(791,837)	$1,676	$(665)	$55,907	$1,362	$57,269
Vesting of RSUs	294,589	1	—	—	—	—	1	—	1
Issuance of RSAs	231,323	—	—	—	—	—	—	—	—
Exercise of common stock options	438,118	—	1,106	—	—	—	1,106	—	1,106
Reclassification of warrant liability to Common Stock warrants	—	—	4,308	—	—	—	4,308	—	4,308
Stock-based compensation expense	—	—	2,792	—	—	—	2,792	—	2,792
Exercise of common warrants	9,738,930	1	21,035	—	—	—	21,036	—	21,036
Interest payment through issuance of shares of Common Stock	237,722	—	1,867	—	—	—	1,867	—	1,867
Redemption of non-controlling interests	397,037	—	1,429	—	—	—	1,429	(1,362)	67
Shares of Common Stock received from settlement of employee receivables	(3,016)	—	—	—	—	(28)	(28)	—	(28)
Net loss	—	—	—	(24,390)	—	—	(24,390)	—	(24,390)
Foreign currency translation adjustment	—	—	—	—	(179)	—	(179)	—	(179)
Balance, June 30, 2024	123,917,627	$14	$879,258	$(816,227)	$1,497	$(693)	$63,849	$—	$63,849

See accompanying notes.

NextNav INC.

CONDENSED Consolidated Statements of Cash Flows

(UNAUDITED)

(IN THOUSANDS)

	Six Months Ended June 30,
	2025	2024
Operating activities
Net loss	$(121,774)	$(56,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,802	2,613
Equity-based compensation	7,974	7,896
Change in fair value of warrants	2,795	21,666
Debt extinguishment loss	13,734	—
Issuance of common warrants	9,006	—
Change in fair value of derivative liability	55,181	—
Change in fair value of asset purchase agreement liability	—	(1,878)
Realized and unrealized gain on short term investments	(1,160)	(254)
Equity method investment loss	74	81
Asset retirement obligation accretion	52	32
Amortization of debt discount	4,275	2,950
Changes in operating assets and liabilities:
Accounts receivable	1,064	84
Other current assets	(918)	24
Other assets	67	(53)
Accounts payable	752	754
Deferred revenue	65	(82)
Accrued expenses and other liabilities	(120)	2,365
Operating lease right-of-use assets and liabilities	428	523
Net cash used in operating activities	$(25,703)	$(19,279)

Investing activities
Purchases of network assets, property, and equipment	(57)	(181)
Purchase of internal use software	(200)	(262)
Purchase of marketable securities	(132,141)	(26,144)
Sale and maturity of marketable securities	56,900	7,000
Payment for asset purchase agreement liability	—	(2,732)
Net cash used in investing activities	$(75,498)	$(22,319)

Financing activities
Proceeds from 2028 senior convertible notes	190,000	—
Repayment of 2026 senior secured notes	(70,000)	—
Payments towards debt issuance cost	(1,517)	—
Payments towards debt	(56)	(55)
Proceeds from exercise of common warrants	582	21,036
Redemption of non-controlling interests	—	40
Proceeds from exercise of common stock options	1,422	1,650
Net cash provided by financing activities	$120,431	$22,671
Effect of exchange rates on cash and cash equivalents	306	22
Net increase (decrease) in cash and cash equivalents	19,536	(18,905)
Cash and cash equivalents at beginning of period	39,330	81,878
Cash and cash equivalents at end of period	$58,866	$62,973

Non-cash investing and financing information and supplemental disclosures
Capital expenditure included in Accrued expenses and other current liabilities	$22	$156
Interest paid in shares of common stock	$—	$1,867
Interest paid in cash	$4,244	$1,750

See accompanying notes.

NextNav INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the six months ended June 30, 2025

1. Organization and Business

Principal Business

NextNav Inc. (together with its consolidated subsidiaries (“NextNav” or the “Company”) is the market leader in delivering resilient, next generation, complementary positioning, navigation and timing (“PNT”) solutions designed to overcome the limitations and vulnerabilities of the existing space-based Global Positioning System (“GPS”) and Global Navigation Satellite Systems (“GNSS”). The Company is evolving its complementary PNT solutions to use 5G New Radio (“5G NR”) technologies (“NextGen”), in conjunction with its Petition for Rulemaking filed with the FCC, to update and reconfigure the Lower 900 MHz band and its spectrum licenses. The Company expects the evolution of its platform to NextGen will significantly improve the efficiency, flexibility, and scale of its operations, technically enabling the delivery of high-quality PNT based on a 5G broadband network. The NextGen solution is being designed to allow one or more partners to integrate the Company’s Lower 900 MHz spectrum into their 5G networks. The Company expects that this will result in wide-scale availability of both complementary PNT services and additional broadband capacity.

As the Company evolves its technology platform to NextGen and pursues regulatory changes to the Lower 900 MHz band and its spectrum licenses, it continues to deliver high-quality PNT services through its Pinnacle and TerraPoiNT solutions. The Pinnacle system provides an accurate altitude service and is primarily used for public safety applications, including enhanced 911 (“E911”) for Verizon and a growing number of devices operating on the remaining national cellular network providers. The TerraPoiNT system is a terrestrially based dedicated, complementary 3D PNT network designed to overcome the limitations inherent in the space-based nature of GPS. TerraPoiNT received the highest scores in testing by the U.S. Department of Transportation (“DoT”) reported in 2021 regarding potential PNT backup solutions in each category tested and was the only solution evaluated capable of providing the full set of services provided by GPS. Continuing its engagement with the DoT, in 2024 the Company was awarded a contract to establish performance characteristics for TerraPoiNT to allow the DoT to incorporate its solutions into a clearinghouse of solutions defined in the DoT Complementary PNT Action Plan, for potential use by Federal government customers.

Since its inception, NextNav has incurred recurring losses and generated negative cash flows from operations and has primarily relied upon debt and equity financings to fund its cash requirements. During the six months ended June 30, 2025 and 2024, the Company incurred net losses of $121.8 million and $56.0 million, respectively. During the six months ended June 30, 2025 and 2024, net cash used in operating activities was $25.7 million and $19.3 million, respectively. As of June 30, 2025, cash and cash equivalents and marketable securities was $176.1 million.  The Company’s primary use of cash is to fund operations as NextNav continues to perform research and development and grow. The Company expects to incur additional losses and higher operating expenses for the foreseeable future, specifically as NextNav invests in ongoing research and development and its PNT networks.

Managing liquidity and the Company’s cash position is a priority of the Company. The Company continually works to optimize its expenses in light of the growth of its business and adapt to changes in the economic environment. The Company believes that its cash and cash equivalents and marketable securities as of June 30, 2025 will be sufficient to meet its working capital and capital expenditure needs, including all contractual commitments, beyond the next 12 months from the filing of this Quarterly Report on Form 10-Q. The Company believes it will meet longer term expected future cash requirements and obligations through a combination of its existing cash and cash equivalents balances and marketable securities, cash flows from operations, and issuance of equity securities or debt offerings. However, this determination is based upon internal financial projections and is subject to changes in market and business conditions.

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in these condensed consolidated financial statements.

Unaudited Interim Financial Information

The condensed consolidated financial statements as of June 30, 2025 are unaudited. These interim financial statements of NextNav have been prepared in accordance with U.S. General Accepted Accounting Principles (“GAAP”) and SEC instructions for interim financial information and should be read in conjunction with NextNav’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”), which the Company filed with the SEC on March 12, 2025.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and reflect, in management’s opinion, all adjustments of a normal, recurring nature that are necessary for the fair statement of the Company’s financial position as of June 30, 2025, results of operations for the three and six months ended June 30, 2025 and 2024, and changes in stockholders’ equity and cash flows for the six months ended June 30, 2025 and 2024, but are not necessarily indicative of the results expected for the full fiscal year or any other period.

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

The Company invests excess cash primarily in U.S. treasury bills and money market funds. The Company classifies all marketable securities that have stated maturities of three months or less from the date of purchase as cash equivalents, and those that have stated maturities of over three months as short-term investments on the Condensed Consolidated Balance Sheets. The Company determines the appropriate classification of investments in marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. Marketable securities that are held for resale are classified as "trading securities" and are measured at fair value with the related gains and losses, including unrealized, recognized in interest expense, net. Marketable securities not classified as held to maturity or as trading securities are classified as "available-for-sale securities" and the fair value option (“FVO”) was elected, for which related gains and losses, including unrealized gains and losses and interest, are recognized in interest expense, net. The FVO election allows the Company to account for the marketable securities at fair value, which is consistent with the manner in which the instruments are managed. For the three months ended June 30, 2025 and 2024, the Company recorded gains of $2.1 million and $0.1 million, respectively. For the six months ended June 30, 2025 and 2024, the Company recorded gains of $2.4 million and $0.4 million, respectively. These gains resulted from fair value changes related to the FVO available-for-sale debt securities, which were recorded within interest expense, net, in the Condensed Consolidated Statements of Comprehensive Loss.

Revenue

The following table presents the Company’s revenue disaggregated by category and source:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Commercial	$1,016	$1,100	$1,948	$2,141
Government contracts	186	5	793	10
Total revenue	$1,202	$1,105	$2,741	$2,151

Contract Balances

Accounts receivable are billed and unbilled amounts related to the Company’s rights to consideration as performance obligations are satisfied when the rights to payment become unconditional but for the passage of time. As of June 30, 2025 and December 31, 2024, the Company’s accounts receivable balances were comprised of $2.2 million and $3.3 million, respectively. The Company assesses collectability by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when the Company identifies specific customers with known disputes or collectability issues. In determining the amount of the allowance for credit losses, the Company considers historical collectability based on past due status and makes judgments about the creditworthiness of customers based on ongoing credit evaluations. The Company also considers customer-specific information, current market conditions, and reasonable and supportable forecasts of future economic condition. An allowance for credit losses for accounts receivable is recorded as an offset to accounts receivable, and changes in such are classified as selling, general and administrative expense in the Consolidated Statements of Comprehensive Loss. As of both June 30, 2025 and December 31, 2024, all accounts receivable balances were current and no allowance for credit losses were recorded.

Contract liabilities relate to amounts billed in advance, or advance consideration received from customers, for which transfer of control of the good or service occurs at a later point in time. As of June 30, 2025 and December 31, 2024, the Company’s contract liabilities were $353 thousand and $288 thousand, respectively, and are recorded in deferred revenue in the Condensed Consolidated Balance Sheets.

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

The following details the amount of stock-based compensation included in cost of goods sold, research and development, and selling, general and administrative expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Cost of goods sold	$156	$109	$393	$183
Research and development	1,160	1,132	2,203	2,640
Selling, general and administrative	2,334	2,410	5,378	5,073
Total stock-based compensation expense	$3,650	$3,651	$7,974	$7,896

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

 The determination of the diluted weighted average shares is included in the following calculation of EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Numerator
Net loss attributable to common stockholders	$(63,195)	$(24,390)	$(121,774)	$(56,000)

Denominator
Weighted average shares – basic and diluted	132,318	115,210	131,509	119,359
Basic and diluted loss per share	$(0.48)	$(0.21)	$(0.93)	$(0.47)

The following details anti-dilutive unvested restricted stock units and unvested restricted stock awards, as well as the anti-dilutive effects of the outstanding warrants and stock options:

	Three Months Ended June 30,		Six Months Ended June 30,
Antidilutive Shares Excluded	2025	2024	2025	2024
	(in thousands)		(in thousands)
Warrants	37,267	34,529	37,267	34,529
Stock Options	4,244	4,484	4,244	4,484
Unvested Restricted Stock Units	4,082	5,539	4,082	5,539
Unvested Restricted Stock Awards	220	231	220	231
2028 Notes Convertible Stock	15,127	—	15,127	—

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company operates as one reporting unit. When testing goodwill for impairment, the Company may first perform an optional qualitative assessment. If the Company determines it is not more likely than not the reporting unit’s fair value is less than its carrying value, then no further analysis is necessary. If the Company determines that it is more likely than not that the fair value of its reporting unit is less than its carrying amount, then the quantitative impairment test will be performed. Under the quantitative impairment test, if the carrying amount of the Company’s reporting unit exceeds its fair value, the Company will recognize an impairment loss in an amount equal to that excess but limited to the total amount of goodwill. No goodwill impairment was recorded for the three and six months ended June 30, 2025 and for the year ended December 31, 2024. The following summarizes the Company's goodwill activities:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Beginning Balance	$16,966	$17,977
Changes in foreign exchange rates	2,128	(527)
Ending Balance	$19,094	$17,450

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

When the Company issues stock-based or cash awards to an acquired company’s stockholders, the Company evaluates whether the awards are consideration or compensation for post-acquisition services. The evaluation includes, among other things, whether the vesting of the awards is contingent on the continued employment of the acquired company’s stockholders beyond the acquisition date. If continued employment is required for vesting, the awards are treated as compensation for post-acquisition services and recognized as expense over the requisite service period.

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

Net transaction gains (losses) from foreign currency contracts recorded in the Condensed Consolidated Statements of Comprehensive Loss were immaterial for the three and six months ended June 30, 2025 and 2024. The only component of other comprehensive loss is currency translation adjustments for all periods presented. No income tax expense was allocated to the currency translation adjustments.

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

3. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2025	December 31, 2024
	(in thousands)
Accrued salary and other employee liabilities	$4,089	$4,837
Accrued legal and professional services	638	1,266
Accrued interest	792	583
Other accrued liabilities	1,850	1,850
Total	$7,369	$8,536

4. Intangibles

Intangible assets as of June 30, 2025 and December 31, 2024 consisted of following (in thousands):

	June 30, 2025			December 31, 2024
	Gross Amount	Accumulated Amortization	Net Carrying Value	Gross Amount	Accumulated Amortization	Net Carrying Value
Indefinite-Lived intangible assets	$3,467	—	3,467	3,467	—	3,467
Acquired Software	7,581	2,999	4,582	6,907	2,492	4,415
Acquired Technology	636	155	481	566	102	464
Internal Use Software	3,423	2,316	1,107	3,120	1,877	1,243
Total	$15,107	$5,470	$9,637	$14,060	$4,471	$9,589

The weighted average remaining useful lives of acquired software and acquired technology were 9.3 years as of June 30, 2025.

Amortization expense on intangibles assets was $0.3 million for each of the three months ended June 30, 2025 and 2024. Amortization expense on intangibles assets was $0.8 million and $0.6 million for the six months ended June 30, 2025 and 2024, respectively.  Future amortization is expected as follows:

2025	$633
2026	1,108
2027	706
2028	566
2029 and thereafter	3,157
$6,170

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

The Company subsequently received the Alameda Court Approval on March 28, 2024 and made the cash payment of $2.5 million in April 2024. Further, the Company recorded a liability and asset of $9.8 million as of March 31, 2024 with respect to the fair value of shares expected to be issued (based on a 20-day volume weighted average price of $5.04 and share price of $6.58) equivalent to the $7.5 million First Noncash Consideration, as the payment obligation was based upon passage of time and was not contingent. On November 15, 2024, the Company settled the First Noncash Consideration liability by issuing 620,106 shares of NextNav common stock (based on a 20-day volume weighted average price of $12.09), which had a fair value of $8.8 million (based on a share price of $14.22 upon issuance) that resulted in a gain of $1.0 million, which is recorded in Other income (loss), net in the Consolidated Statement of Comprehensive Loss for the year ended December 31, 2024, as a result of the difference between the fair value of the shares issued on November 15, 2024 and the fair value of the shares that were expected to be issued for the First Noncash Consideration liability based on the 20-day volume-weighted average price on March 31, 2024. The Company recognized a total of $12.6 million related to the Asset Purchase Agreement within other assets in the Consolidated Balance Sheet as of December 31, 2024 and June 30, 2025, which is comprised of the $2.5 million cash consideration, $0.3 million in qualifying direct transaction costs, and $9.8 million related to the First Noncash Consideration.

The Asset Purchase Agreement provides for additional contingent consideration in the amount of $20 million, payable in shares of NextNav common stock. Payment of this additional consideration is contingent upon the FCC granting additional flexibility in the use of M-LMS spectrum.

On June 20, 2025, the FCC issued a Memorandum and Order consenting to the assignment of 128 M-LMS licenses pursuant to the Asset Purchase Agreement.  Subsequently, an application for review was filed by a party with interests in terminated M-LMS licenses not related to this transaction. Based on available information, the Company has concluded that it is probable that the Transaction will close and therefore, no contingency loss is recognized as of June 30, 2025 and December 31, 2024.

6. Equity Method Investment

As of June 30, 2025, the Company’s total ownership of MetCom Inc., a privately-owned Japanese joint stock company (kabushiki kaisha) (“MetCom”), consisted of 702,334 shares representing ownership of 14.8%. The Company provides licenses to its technology, infrastructure and subscriber equipment to MetCom to support MetCom’s efforts in commercializing terrestrial positioning technology (both TerraPoiNT and Pinnacle) in Japan. Due to the technological dependencies, the Company’s equity ownership and representation on MetCom’s board of directors, the Company has significant influence, but not controlling interest, over MetCom. The Company’s investment in MetCom is accounted for under the equity method. The basis difference in the Company’s cost basis and the basis reflected at the investee entity level is allocated to equity method goodwill and is not amortized. The Company recognized a loss of $35 thousand and $41 thousand in the three months ended June 30, 2025 and 2024, respectively, that is recorded in other loss, net. The Company recognized a loss of $74 thousand and $81 thousand in the six months ended June 30, 2025 and 2024, respectively. The carrying value of the Company’s investment in MetCom was $456 thousand and $530 thousand as of June 30, 2025 and December 31, 2024, respectively, and is classified in other long-term assets. The Company had $13 thousand in accounts receivable from MetCom as of both June 30, 2025 and December 31, 2024.

The Company holds a warrant (the “MetCom Warrant”) issued by MetCom which entitles the Company to purchase additional shares at an exercise price of JPY10 per share, such that the Company may obtain an aggregate total of 33% of MetCom common stock on an “as-converted” basis. The MetCom Warrant is subject to certain vesting conditions which were not met as of June 30, 2025; therefore, the MetCom Warrant was not exercisable.

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

The following table presents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
	(in thousands)
June 30, 2025
Cash and Cash Equivalents - Money Market Funds	$604	$—	$—	$604
Cash and Cash Equivalents – Available-for-sale debt securities with fair value option election	—	55,361	—	55,361
Short term investments – Available-for-sale debt securities with fair value option election	—	117,186	—	117,186
Private Placement Warrants	—	—	30,261	30,261
Derivative Liability - Conversion Option	—	—	93,831	93,831

December 31, 2024
Cash and Cash Equivalents - Money Market Funds	$151	$—	$—	$151
Cash and Cash Equivalents - Available-for-sale debt securities with fair value option election	—	34,485	—	34,485
Short term investments - Available-for-sale debt securities with fair value option election	—	40,785	—	40,785
Private Placement Warrants	$—	$—	$28,707	$28,707

The carrying values of cash and cash equivalents, accounts payable, accrued expenses, amounts included in other current assets, and current liabilities that meet the definition of a financial instrument, approximate fair value due to their short-term nature. The total estimated fair value of the 2028 Notes was $155.6 million as of June 30, 2025.

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

Level 3 Liabilities

        Private Placement Warrants

The Company engaged a third-party valuation firm to assist with the fair value analysis of the Private Placement Warrants (as defined below). The analysis used commonly accepted valuation methodologies and best practices to determine the fair value of the equity, in accordance with fair value standards and U.S. GAAP. For the Private Placement Warrants that were outstanding as of June 30, 2025 and December 31, 2024, NextNav used a Monte Carlo simulation model. The following table shows the assumptions used in each respective model:

	June 30, 2025	December 31, 2024
	Values	Values
Stock price	$15.20	$15.56
Strike price	$11.50	$11.50
Holding Period/Term (years)	1.33	1.82
Volatility	89.75%	55.90%
Expected dividends	None	None
Risk-free rate	3.88%	4.23%
Fair value of warrants	$7.50	$6.77

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

(in thousands)
Balance as of December 31, 2024	$28,707
Fair value adjustment of Private Placement Warrants	2,795
Reclassification of warrant liability to common stock warrants	(1,241)
Balance as of June 30, 2025	$30,261

Derivative Liability-Conversion Option

The 2028 Notes (as defined below) contain an embedded conversion feature that is required to be bifurcated and accounted for separately from the 2028 Notes as a derivative liability.  The fair value of the conversion option was determined using a binomial lattice valuation model and a “with-and-without” valuation methodology.  The derivative liability related to the 2028 Notes conversion option was measured at March 12, 2025 (agreement date of 2028 Notes, see Note 8 - Long term debt) and June 30, 2025 and contained the following assumptions:

	March 12,		June 30,
	2025		2025
Stock price volatility (transaction calibrated)	20.4%		27.5%
Expected term	3.3	years	3.0	years
Stock price	$10.27		$15.20
Risk-free interest rate	4.0%		3.6%
Credit rate	CCC-		CCC-
Debt yield (transaction-calibrated)	12.7%		12.8%

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

The table below provides a summary of the changes in fair value of the Company's 2028 Notes conversion option derivative liability accounted for as liabilities using significant unobservable inputs (Level 3):

(in thousands)
Balance as of December 31, 2024	$—
Initial recognition of derivative liability	31,999
Loss (gain) in fair value*	61,832
Balance as of June 30, 2025	$93,831

* Includes $6.7 million change in estimate related to initial recognition of derivative liability.

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

The Company recognized a $14.4 million loss on the early extinguishment of the 2026 Notes during the six months ended June 30, 2025. The loss on extinguishment of the 2026 Notes was determined based on the difference between reacquisition price and the net carrying amount of the 2026 Notes.

The terms of the 2026 Warrants were not modified or impacted by the Private Placement and the subsequent redemption of the 2026 Notes.

In conjunction with the issuance of the 2028 Notes, the Company issued the 2028 Warrants to two lead investors, who were non-2026 Notes lenders to purchase shares of the Company’s common stock with exercise prices ranging from $12.56 to $20.00 per share. The aggregated fair value of the 2028 Warrants was $9.0 million on the issuance date and presented as “additional paid-in capital” in the condensed consolidated balance sheets, with an offset entry recorded in other loss, net in the condensed consolidated statements of comprehensive loss. The fair value of the 2028 Warrants was determined using the Black-Scholes option pricing model based on non-observable pricing inputs (e.g., expected volatility) in the market and is categorized accordingly as Level 3 in the fair value hierarchy.

As part of the NPA, an entity affiliated with Fortress Investment Group LLC ("Fortress"), a 10% or greater stockholder of the Company and one of the lead investors, purchased $50 million in 2028 Notes and received 3,900,000 warrants. Additionally, an entity affiliated with Neil S. Subin, a director of the Company, purchased $6.3 million of the 2028 Notes.

For the three and six months ended June 30, 2025, the interest expense related to these notes was $625 thousand and $653 thousand, respectively, for the entity affiliated with Fortress, and $79 thousand and $82 thousand, respectively, for the entity affiliated with Neil S. Subin. As of June 30, 2025, the accrued interest expense related to these notes was $208 thousand for the entity affiliated with Fortress and $26 thousand for the entity affiliated with Neil S. Subin.

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

The Company determined that the conversion option embedded within the 2028 Notes required bifurcation as a derivative liability under ASC 815. For the valuation to record the debt and embedded derivative related to the conversion option at fair value, the Company used a binomial lattice valuation model and a “with-and-without” valuation methodology at inception and on subsequent valuation dates. This model incorporates inputs such as the stock price of the Company, risk-free interest rate, the transaction-calibrated debt yield and expected volatility. Certain inputs (e.g., expected volatility) involve unobservable inputs and are classified as level 3 of the fair value hierarchy. See Note 7 – Fair Value. The sensitivity of the fair value calculation to these methods, assumptions, and estimates included could create materially different results under different conditions or using different assumptions. Further, the Company determined that contingent interest features require bifurcation and therefore, bifurcated these embedded derivatives, along with the conversion option, from the debt host as a single, compound derivative liability. The Company determined the likelihood of the occurrence of events requiring payment under the contingent interest features to be remote and therefore, determined their value to be de minimis.  The fair value of derivative liability was $93.8 million and was included in long term debt in the Company's Condensed Consolidated Balance Sheets as of June 30, 2025.

The carrying value of the 2028 Notes was $152.5 million as of June 30, 2025, net of unamortized debt discount of $37.5 million and was included in long-term debt in the Company’s Condensed Consolidated Balance Sheets.

As of June 30, 2025, the effective interest rate of the 2028 Notes was 13%.

The Company recognized interest expense associated with the 2028 Notes as follows for the three and six months ended June 30, 2025. No interest expense recognized for the three and six months ended June 30, 2024 associated with the 2028 Notes.

	Three Months Ended	Six Months Ended
	June 30	June 30
	2025	2025
Contractual interest expense	2,375	2,481
Amortization of debt discounts	2,536	2,631
Interest expense – 2028 Notes	$4,911	$5,112

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

As of June 30, 2025, the Company was in compliance with all of the applicable debt covenants described above.

9. Warrants and Warrant Liability

As of June 30, 2025, NextNav had 37,267,199 warrants outstanding, which includes: (a) 14,715,170 public warrants associated with Spartacus Acquisition Corp.’s (“Spartacus”) initial public offering (the “Public Warrants”), (b) 4,034,790 warrants issued to Spartacus in a private placement on the initial public offering closing date (the “Private Placement Warrants”), (c) 10,717,239 2026 Warrants (as further descried in Note 8) and (d) 7,800,000 2028 Warrants (as further described in Note 8).

The Private Placement Warrants are classified as a liability on the Company’s Condensed Consolidated Balance Sheet as of June 30, 2025. During the three and six months ended June 30, 2025, zero and 205,402 Private Placement Warrants were reclassified from liability to equity (Public Warrants), respectively. The terms included in the Private Warrants that initially precluded equity classification were no longer applicable. Accordingly, the Company reclassified $1.2 million from warrant liability to additional paid-in capital in its Condensed Consolidated Balance Sheet as of June 30, 2025.

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

NextNav has the right to redeem the outstanding Public Warrants in whole and not in part at a price of $0.010.01 per warrant upon a minimum of 3030 days’ prior written notice of redemption, if and only if the last sales price of the Company’s common stock matched or exceeded $18.0018.00 per share for any 2020 trading days within a 3030-trading day period ending on the third trading day prior to the date on which NextNav sends the notice of redemption to the warrant holders.

The Private Placement Warrants are identical in all respects to the Public Warrants except that, so long as they are held by the current holder or its permitted transferees: (i) they will not be redeemable by NextNav; (ii) they may be exercised by the holders on a cashless basis; and (iii) they are subject to registration rights.

10. Common Stock

As of June 30, 2025, NextNav had authorized the issuance of 600,000,000 shares of capital stock, par value, $0.0001 per share, consisting of (a) 500,000,000 shares of common stock and (b) 100,000,000 shares of undesignated preferred stock. As of June 30, 2025, NextNav had 133,146,901 shares of common stock issued and 133,014,673 shares of common stock outstanding.

11. Commitments and Contingencies

Litigation and Legal Matters

From time to time, the Company is party to litigation and other legal matters incidental to the conduct of its business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company accrues liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of June 30, 2025, the Company was not involved in any such matters, individually or in the aggregate, which management believes would have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.

12. Income Taxes

The Company computes its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pretax income or loss and adjusts the provision for discrete tax items recorded in the period. A valuation allowance has been established against the Company’s U.S. federal and state deferred tax assets as well as its French deferred tax assets, which results in an annualized effective tax rate for both the Company’s U.S. and French operations of 0.0%. For the three months ended June 30, 2025, the Company recorded an income tax provision of $42 thousand primarily related to foreign tax activity in India on a pretax loss of $63.2 million, resulting in an effective tax rate of (0.07)%. For the three months ended June 30, 2024, the Company recorded an income tax provision of $68 thousand primarily related to foreign tax activity in India on a pretax loss of $24.3 million, resulting in an effective tax rate of (0.28)%. For the six months ended June 30, 2025, the Company recorded an income tax provision of $100 thousand related to foreign tax activity in India on a pretax loss of $121.7 million, resulting in an effective tax rate of (0.08)%. For the six months ended June 30, 2024, the Company recorded an income tax provision of $112 thousand related to foreign tax activity on a pretax loss of $55.9 million, resulting in an effective tax rate of (0.20)%. These effective tax rates differ from the U.S. federal statutory rate primarily due to the valuation allowance against the Company’s domestic and French deferred tax assets.

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

NextNav did not have any intra-entity sales or transfers during the three and six months ended June 30, 2025 and 2024.

Segment financial information for the three and six months ended June 30, 2025 and 2024 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$(1,202)	$(1,105)	$(2,741)	$(2,151)
Less:
Technology Development Expenses	3,221	1,702	6,348	3,617
Business Operation Expenses	3,885	5,221	7,536	10,399
General and Administrative Expenses	5,698	4,438	11,844	8,885
Depreciation and amortization	1,350	1,295	2,802	2,613
Interest expense, net	3,020	2,320	5,758	4,489
Change in fair value of warrants and derivative liabilities	39,494	8,490	57,976	21,666
Other segment items[1]	7,687	1,961	32,151	6,370
Provision for income taxes	42	68	100	112
Consolidated net loss	$63,195	$24,390	$121,774	$56,000

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

Our complementary PNT solutions are built on a deep asset base, including valuable FCC licenses. Our licenses include a contiguous 8 MHz block of 900 MHz M-LMS spectrum covering over 90% of the U.S. population, and on March 7, 2024, we signed an agreement, subject to appropriate regulatory approvals, to acquire an additional 4 MHz of M-LMS licenses covering part of the U.S. population. On April 16, 2024, we petitioned the FCC to commence a rule making to reconfigure and update the rules governing the Lower 900 MHz band plan to allow us to utilize a 15 MHz nationwide configuration for both PNT and 5G broadband (“Petition”). The Petition is subject to an ongoing FCC regulatory review process. We believe that modernizing the Lower 900 MHz band will simultaneously enable a high-quality terrestrial PNT network to complement and back up GPS, address a critical national security vulnerability, and add 5G broadband capacity. We have been granted more than 160 patents related to our systems and services, and standardized certain of our technologies with the 3rd Generation Partnership Project (3GPP), a global telecommunications standards-setting body.

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

Results of Operations

The following table sets forth our statements of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Revenue	$1,202	$1,105	$2,741	$2,151
Operating expense:
Cost of goods sold (1)	2,035	2,924	4,568	5,685
Research and development (1)	4,824	4,110	8,862	8,780
Selling, general and administrative (1)	10,233	8,108	20,753	16,554
Depreciation and amortization	1,350	1,295	2,802	2,613
Total operating expenses	18,442	16,437	36,985	33,632
Operating loss	(17,240)	(15,332)	(34,244)	(31,481)
Interest expense	(3,020)	(2,320)	(5,758)	(4,489)
Other expense	(42,893)	(6,670)	(81,672)	(19,918)
Loss before income taxes	(63,153)	(24,322)	(121,674)	(55,888)
Provision for income taxes	(42)	(68)	(100)	(112)
Net loss	$(63,195)	$(24,390)	$(121,774)	$(56,000)

(1)

Cost of goods sold, research and development, and selling, general and administrative expense for the periods do not include depreciation and amortization, which is presented separately in the Condensed Consolidated Statements of Comprehensive Loss, but include stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Cost of goods sold	$156	$109	$393	$183
Research and development	1,160	1,132	2,203	2,640
Selling, general and administrative	2,334	2,410	5,378	5,073
Total stock-based compensation expense	$3,650	$3,651	$7,974	$7,896

Comparison of the Three Months Ended June 30, 2025 and 2024

Revenue

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	(in thousands)
Revenue	$1,202	$1,105	$97	8.8%

Revenue increased by $0.1 million, or 8.8%, to $1.2 million for the three months ended June 30, 2025 from $1.1 million for the three months ended June 30, 2024. The increase was driven by an increase in service revenue from technology and services contracts with government and commercial customers. For the three months ended June 30, 2025, one customer accounted for 67% of total revenue and another customer accounted for 15% of total revenue. For the three months ended June 30, 2024, one customer accounted for 71% of total revenue and another customer accounted for 14% of total revenue.

Operating Expense

Cost of Goods Sold (COGS)

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	(in thousands)
COGS	$2,035	$2,924	$(889)	(30.4)%

COGS decreased by $0.9 million, or 30.4%, to $2.0 million for the three months ended June 30, 2025 from $2.9 million for the three months ended June 30, 2024. The decrease was primarily driven by a $0.3 million decrease in payroll-related expenses, a $0.2 million decrease in software license and cloud expenses, a $0.2 million decrease in non-recurring engineering services, a $0.1 million decrease in outside consulting expenses, and a $0.1 million decrease in site rent expense.

Research and Development

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	(in thousands)
Research and Development	$4,824	$4,110	$714	$17.4%

Research and development expenses increased by $0.7 million, or 17.4%, to $4.8 million for the three months ended June 30, 2025 from $4.1 million for the three months ended June 30, 2024. The increase was primarily driven by a $0.7 million increase in non-recurring engineering services, a $0.1 million increase in payroll-related expenses, and a $0.1 million increase in stock-based compensation. The increases were partially offset by a $0.2 million decrease in software license and cloud expenses.

Selling, General and Administrative

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	(in thousands)
Selling, General and Administrative	$10,233	$8,108	$2,125	26.2%

Selling, general and administrative expenses increased by $2.1 million, or 26.2%, to $10.2 million for the three months ended June 30, 2025 from $8.1 million for the three months ended June 30, 2024. The increase was primarily driven by a $0.8 million increase in professional services, a $0.7 million increase in payroll-related expenses, a $0.4 million increase in outside consulting expenses, and a $0.3 million increase in marketing and recruiting costs. The increases were partially offset by a $0.1 million decrease in stock-based compensation.

Depreciation and Amortization

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	(in thousands)
Depreciation and amortization	$1,350	$1,295	$55	4.2%

Depreciation and amortization expenses increased by $0.1 million, or 4.2%, to $1.4 million for the three months ended June 30, 2025 from $1.3 million for the three months ended June 30, 2024. The increase in depreciation and amortization expense is primarily attributable to placing the network assets in service after the second quarter of 2024.

Interest Expense, Net

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	(in thousands)
Interest Expense	$(3,020)	$(2,320)	$700	30.2%

Interest expense, net of interest income, increased by $0.7 million, or 30.2%, to $3.0 million for the three months ended June 30, 2025 from $2.3 million for the three months ended June 30, 2024. The increase in interest expense was primarily driven by higher interest and amortization of debt discounts expense.

Other Expense

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	(in thousands)
Other expense	$(42,893)	$(6,670)	$36,223	543.1%

Other expense was $42.9 million for the three months ended June 30, 2025 compared with other expense of $6.7 million for the three months ended June 30, 2024. The change was primarily driven by a loss due to the change in fair value of the derivative liability.

Comparison of the Six Months ended June 30, 2025 and 2024

Revenue

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(in thousands)
Revenue	$2,741	$2,151	$590	27.4%

Revenue increased by $0.6 million, or 27.4%, to $2.7 million for the six months ended June 30, 2025 from $2.2 million for the six months ended June 30, 2024. The increase was driven by an increase in service revenue from technology and services contracts with government and commercial customers. For the six months ended June 30, 2025, one customer accounted for 58% of total revenue and another customer accounted for 29% of total revenue. For the six months ended June 30, 2024, one customer accounted for 73% of total revenue and another customer accounted for 14% of total revenue.

Operating Expense

Cost of Goods Sold (COGS)

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(in thousands)
COGS	$4,568	$5,685	$(1,117)	(19.6)%

COGS decreased by $1.1 million, or 19.6%, to $4.6 million for the six months ended June 30, 2025 from $5.7 million for the six months ended June 30, 2024. The decrease was primarily driven by a $0.4 million decrease in software license and cloud expenses, a $0.4 million decrease in payroll-related expenses, a $0.2 million decrease in non-recurring engineering services, and a $0.1 million decrease in outside consulting expenses.

Research and Development

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(in thousands)
Research and Development	$8,862	$8,780	$82	0.9%

Research and development expenses increased by $0.1 million, or 0.9%, to $8.9 million for the six months ended June 30, 2025 from $8.8 million for the six months ended June 30, 2024. The increase was primarily driven by a $1.0 million increase in non-recurring engineering services, and a $0.1 million increase in outside consulting expenses. The increases were partially offset by a $0.5 million decrease in software license and cloud expenses, a $0.3 million decrease in payroll-related expenses and a $0.2 million decrease in stock-based compensation.

Selling, General and Administrative

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(in thousands)
Selling, General and Administrative	$20,753	$16,554	$4,199	25.4%

Selling, general and administrative expenses increased by $4.2 million, or 25.4%, to $20.8 million for the six months ended June 30, 2025 from $16.6 million for the six months ended June 30, 2024. The increase was primarily driven by a $1.8 million increase in professional services, a $1.0 million increase in outside consulting expenses, a $0.6 million increase in payroll-related expenses, a $0.6 million increase in marketing and recruiting cost, and a $0.3 million increase in stock-based compensation. The increases were partially offset by a $0.1 million decrease in directors’ and officers’ insurance.

Depreciation and Amortization

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(in thousands)
Depreciation and amortization	$2,802	$2,613	$189	7.2%

Depreciation and amortization expenses increased by $0.2 million, or 7.2%, to $2.8 million for the six months ended June 30, 2025 from $2.6 million for the six months ended June 30, 2024. The increase in depreciation and amortization expense is primarily attributable to placing the network assets in service after the second quarter of 2024.

Interest Income (Expense)

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(in thousands)
Interest Expense	$(5,758)	$(4,489)	$(1,269)	28.3%

Interest expense, net of interest income, for the six months ended June 30, 2025 was $5.8 million. Interest expense, net of interest income, for the six months ended June 30, 2024 was $4.5 million. The increase in interest expense was primarily driven by higher interest and amortization of debt discounts expense.

Other Expense

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(in thousands)
Other expense	$(81,672)	$(19,918)	$(61,754)	310.0%

Other expense was $81.7 million for the six months ended June 30, 2025 compared with other expense of $19.9 million for the six months ended June 30, 2024. The change was primarily driven by a loss resulting from the change in the fair value of the derivative liability, a debt extinguishment loss, and a non-cash expense related to warrants issued in connection with the March 2025 debt financing, partially offset by lower losses from the change in the fair value of the warrant liability.

Liquidity and Capital Resources

We have incurred losses since our inception and to date have generated only limited revenue. We have primarily relied upon debt and equity financings to fund our cash requirements. During the six months ended June 30, 2025 and 2024, we incurred net losses of $121.8 million and $56.0 million, respectively. During the six months ended June 30, 2025, our net cash used in operating activities was $25.7 million and net cash provided by investing activities was $75.5 million. During the six months ended June 30, 2024, our net cash used in operating activities and investing activities was $19.3 million and $22.3 million, respectively. As of June 30, 2025, we had cash and cash equivalents and marketable securities of $176.1 million and an accumulated deficit of $983.9 million. We expect to incur additional losses and higher operating expenses for the foreseeable future. Our primary use of cash is to fund our operations as we continue to grow our business. We will require a significant amount of cash for expenditures as we invest in ongoing research and development and our PNT networks.

Managing liquidity and our cash position is a priority of ours. We continually work to optimize our expenses in light of the growth of our business, and adapt to changes in the economic environment. We believe that our cash and cash equivalents and marketable securities as of June 30, 2025 will be sufficient to meet our working capital and capital expenditure needs, including all contractual commitments, beyond the next 12 months from the filing of this Quarterly Report on Form 10-Q. We believe we will meet longer term expected future cash requirements and obligations through a combination of our existing cash and cash equivalents balances and marketable securities, cash flows from operations, and issuance of equity securities or debt offerings.  However, this determination is based upon internal financial projections and is subject to changes in market and business conditions.

On March 12, 2025, we entered into a Note Purchase Agreement to sell to a group of lenders in a private placement (the “Private Placement”) $190.0 million in aggregate principal amount of 5% Senior Secured Convertible Notes due in 2028 (the “2028 Notes”) at par. The 2028 Notes will mature on June 30, 2028 with interest payable in cash semi-annually in arrears on June 1 and December 1 of each year at 5% per annum. Upon the closing of the Private Placement, the Company used a portion of the net proceeds from the Private Placement to redeem all of its $70.0 million 2026 Notes, at a redemption price of 101% of the principal amount of the 2026 Notes, plus accrued and unpaid interest.  Refer to Note 8 to our condensed consolidated financial statements for the three and six months ended June 30, 2025 included elsewhere in this Quarterly Report on Form 10-Q for more information.

Cash Flows

The following table summarizes our cash flows for the period indicated:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(25,703)	$(19,279)
Net cash used in investing activities	(75,498)	(22,319)
Net cash provided by financing activities	120,431	22,671

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

Net cash used in operating activities during the six months ended June 30, 2025 was $25.7 million, resulting primarily from a net loss of $121.8 million adjusted for non-cash charges of $55.2 million for change in the fair value of derivative liability, $13.7 million loss on the early extinguishment of the 2026 Notes, $9.0 million related to warrants issued in connection with 2028 Notes, $8.0 million for stock-based compensation, $4.3 million for amortization of debt discount, non-cash expense of $2.8 million for change in the fair value of warrant liability, $2.8 million for depreciation and amortization and a net increase in operating liabilities of $1.3 million. These changes were partially offset by a $1.2 million realized and unrealized gain on marketable securities.

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

Cash Flows from Investing Activities

Net cash used in investing activities during the six months ended June 30, 2025 was $75.5 million, representing net purchase of marketable securities of $75.2 million, and cash used for property and equipment, including internal use software, of $0.3 million.

Net cash used in investing activities during the six months ended June 30, 2024 was $22.3 million, representing the purchase of marketable securities, net of sale and maturity of marketable securities, and cash used for Asset Purchase Agreement and internal use software.

Cash Flows from Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2025 was $120.4 million, primarily reflecting cash proceeds from the issuance of the 2028 Notes, net of repayment of the 2026 Notes (refer to Note 8 to our condensed consolidated financial statements for the three and six months ended June 30, 2025 included elsewhere in this Quarterly Report on Form 10-Q for more information) and cash proceeds the from exercise of common stock options and warrants.

Net cash provided by financing activities during the six months ended June 30, 2024 was $22.7 million, primarily reflecting cash proceeds from the exercise of common stock options.

Critical Accounting Policies and Significant Management Estimates

For a discussion of our critical accounting policies and estimates, please refer to Item 7 under Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Form 10-K and Note 2 to our condensed consolidated financial statements for the three and six months ended June 30, 2025 included elsewhere in this Quarterly Report on Form 10-Q.

Recently Issued and Adopted Accounting Standards

For information regarding new accounting pronouncements, and the impact of these pronouncements on our condensed consolidated financial statements, refer to Note 2 to our condensed consolidated financial statements for the three and six months ended June 30, 2025 included elsewhere in this Quarterly Report on Form 10-Q.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Moreover, in conjunction with the issuance of our senior secured notes in 2023 (refer to Note 8 to our condensed consolidated financial statements for the three and six months ended June 30, 2025 included elsewhere in this Quarterly Report on Form 10-Q for more information), we issued an aggregate of 25,925,927 warrants (the “2023 Debt Warrants”) at an exercise price of $2.16 to purchase shares of our common stock to certain of the purchasers thereof. The 2023 Debt Warrants will expire at 5:00 p.m., New York time, on June 1, 2027. As of June 30, 2025, 10,717,239 2023 Debt Warrants were outstanding.

Additionally, in conjunction with the issuance of the 2028 Notes in 2025 (refer to Note 8 to our condensed consolidated financial statements for the three and six months ended June 30, 2025 included elsewhere in this Quarterly Report on Form 10-Q for more information), we issued 7,800,000 warrants (the “2025 Debt Warrants” and, together with the 2023 Debt Warrants, the “Debt Warrants”) with exercise prices ranging from $12.56 to $20.00 per share to certain of the purchasers thereof. The 2025 Debt Warrants will expire at 5:00 p.m., New York time, on December 31, 2028. As of June 30, 2025, 7,800,000 2025 Debt Warrants were outstanding.

Sales of substantial numbers of shares of our common stock underlying the Debt Warrants in the public market will dilute existing stockholders, may reduce the book value of existing shares of common stock and could depress the market price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

We did not sell any unregistered equity securities during the fiscal quarter ended June 30, 2025.

(b) Use of Proceeds from Sale of Registered Equity Securities

None.

(c) Purchases of Equity Securities by the Issuer

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Plans

No officers (as defined in Rule 16a-1(f) of the Exchange Act) or directors adopted, amended or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K) during the fiscal quarter ended June 30, 2025.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Exhibit Number	Description
3.1*	Amended and Restated Certificate of Incorporation of NextNav Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed by NextNav Inc. on November 2, 2021).
3.2*	Bylaws of NextNav Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by NextNav Inc. on October 28, 2021).
10.1+	NextNav Inc. Non-Employee Director 2025-2026 Compensation Policy.
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer & Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed previously.

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

NEXTNAV INC.

Date: August 6, 2025	By:	/s/ Christian D. Gates
	Name:	Christian D. Gates
	Title:	Executive Vice President, Chief Financial Officer and Principal Financial Officer

Date: August 6, 2025	By:	/s/ Sammaad R. Shams
	Name:	Sammaad R. Shams
	Title:	Chief Accounting Officer and Principal Accounting Officer