Form 10-K
period 2025-12-31
NEXTNAV INC.
filed 2026-03-17
CIK 1865631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates of the registrant was $1,708,615,797 (based on the closing price of $15.20 per share as reported on the Nasdaq Capital Market as of that date).

There were 135,595,665 of the registrant’s common stock outstanding as of March 13, 2026.

Documents Incorporated by Reference

Portions of the registrant’s Definitive Proxy Statement relating to the 2026 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

NEXTNAV INC.

Annual Report on Form 10-K for the Fiscal Year ended December 31, 2025

Unless the context otherwise requires, all references in this Annual Report on Form 10-K to “NextNav,” the “Company,” “we,” “us,” and “our” include NextNav Inc. and its subsidiaries.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include, but are not limited to, statements regarding our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future, projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, and are not guarantees of future performance. The words “may,” “will,” “anticipate,” “believe,” “expect,” “continue,” “could,” “estimate,” “future,” “expect,” “intends,” “might,” “plan,” “seek,” “possible,” “potential,” “aim,” “strive,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements about:

•         expectations related to the successful resolution and timing of our petition before the Federal Communications Commission (“FCC”) to modify our Lower 900 MHz licenses;

•         expectations regarding our strategies and future financial performance, including our future business plans or objectives, expected functionality of our geolocation services, anticipated timing and level of deployment of our services, anticipated demand and acceptance of our services, prospective performance and commercial opportunities and competitors, the timing of obtaining regulatory approvals, ability to finance our research and development activities, commercial partnership acquisition and retention, products and services, pricing, marketing plans, operating expenses, market trends, revenue, liquidity, cash flows and uses of cash, capital expenditures, and our ability to invest in growth initiatives;

•         our ability to recognize the anticipated benefits of the Asset Purchase Agreement (as defined in Note 3 in the notes to the consolidated financial statements below), and any subsequent asset purchases, mergers, acquisitions, or other similar transactions, which may be affected by, among other things, competition, and the ability of the combined business to grow and manage growth profitably;

•         factors relating to our future operations, projected capital resources and financial position, estimated revenue and losses, projected costs and capital expenditures, prospects and plans, including the potential increase in customers and expectations about international markets;

•         projections of market growth and size, including the level of market acceptance for our services;

•         our ability to adequately protect key intellectual property rights or proprietary technology;

•         our ability to evolve our technology to be compatible with 5G New Radio (“5G NR”), and realize the technical benefits of such proposed evolution;

•         our ability to maintain our Location and Monitoring Service (“LMS”) licenses and obtain additional LMS or other licenses as necessary;

•         our ability to maintain adequate operational financial resources or raise additional capital or generate sufficient cash flows, including the adequacy of our financial resources to meet our operational and working capital requirements for the 12-month period following the issuance of this report;

•         our ability to maintain an effective system of internal controls;

•         our success in recruiting and/or retaining officers, key employees or directors;

•         our statements regarding the factors that may impact our financial results and stock price; and

•         the outcome of any known and unknown litigation and regulatory proceedings.

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

Risks Related to the Business and the Industry

•         We have incurred significant losses since inception. We expect to incur losses in the future, may not be able to achieve or maintain profitability, and may need to raise additional capital to maintain our operations in the future.

•         The developing nature of our technology and product services makes it difficult to evaluate our future prospects and the risks and challenges we may encounter.

•         The Indenture governing our 5% Senior Secured Convertible Notes due in 2028 (the “2028 Notes”) contains restrictions and other provisions regarding events of default that may make it more difficult to execute our strategy or to effectively compete, or that could materially and adversely affect our financial position.

•         Our ability to sell Pinnacle z-axis service may be limited and depends on third-party adoption and market demand.

•         The majority of our business plan depends on selling services that must be licensed and integrated into our customers’ platforms for sales to end users, and we typically only generate revenue from the arrangements when end users access those third-party platforms and utilize our services.

•         We may not be successful in the evolution of our operations to utilize 5G NR signals, which will increase our costs and may increase the challenge of adopting our services, and the time it takes us to evolve our service may differ from our estimates.

•         Our NextGen business strategy is dependent on entering into partnerships with third-party wireless operators; failure to secure these partnerships could prevent us from deploying our 5G services.

•         We face intense competition in our market, especially from competitors that offer their location services for free, which could make it difficult for us to acquire and retain customers and end users.

•         We face competition from multiple sources.

•         Our Pinnacle network infrastructure is dependent on a hosting arrangement with AT&T.

•         We rely, in part, on AT&T for distribution of our services to FirstNet® customers.

•         Our services may not continue to be adopted or retained by wireless carriers and device vendors for E911.

•         Our Pinnacle service in smartphones relies on the availability of barometric pressure measurements and 2D location being made available to us or our customers.

•         Our inability to maintain access to third-party platforms, such as mobile application stores, could significantly impair our service distribution and revenue.

•         We rely upon Amazon Web Services to operate our cloud platform and any disruption of or interference with our use of Amazon Web Services or the need for additional cloud support would adversely affect our business, results of operations and financial condition.

•         We rely on a limited number of key vendors for timely supply of components or services for our service offerings. If these vendors experience problems, we could fail to obtain the equipment and services we require to operate our business successfully.

•         Our services are available within defined network footprints, and if we are not able to deploy new infrastructure, we will not be able to expand our service area.

•         There is no guarantee that Federal and state government resilient PNT programs or our current commercial opportunities will result in procurements or in the adoption of our services or revenue to us, and the process that may result in such adoption or revenue may be delayed.

•         Our business depends on the use of location by a wide range of applications, including public safety and E911 applications. Privacy concerns relating to location data, generally, and our technology could damage our reputation and deter current and potential users from using our products and applications.

•         Natural or man-made disasters or terrorist attacks could have an adverse effect on our business.

•         Significant disruptions of our information technology systems or data security incidents, or the perceived failure to adequately protect personal information or other confidential or proprietary data, could trigger contractual and legal obligations, harm our reputation, subject us to liability, cause us to modify our business practices and otherwise adversely affect our business, financial condition and results of operations.

•         We may become subject to litigation arising out of any security breaches, which may adversely affect our business.

•         We maintain insurance policies to cover certain losses relating to our information technology systems, but there is no certainty that our policy limits will be sufficient to cover all liabilities that we may face as the result of security incident and there is no assurance that we will be able to maintain our current policies or secure new policies in the future.

•         We depend on the availability of personnel with the requisite level of technical expertise.

•         We depend on key members of our senior management team; our performance could be adversely impacted if they depart and we cannot find suitable replacements.

•         The failure to successfully obtain, maintain and enforce intellectual property rights and defend against challenges to our intellectual property rights could adversely affect us.

•         Our results could be adversely impacted by inflation and supply chain pressures impacting our or, our vendors’ expenses and availability of resources and components.

•         Global economic conditions may directly or indirectly increase our risks from supply chain, cybersecurity, foreign currency fluctuations, or other factors.

•         We have acquired and may in the future acquire other businesses, which could require significant management attention, disrupt our business, dilute stockholder value and harm our business, revenue and financial results.

•         Strategic transactions, including mergers, acquisitions and divestitures, involve significant risks and uncertainties that could adversely affect our business, financial condition, results of operations, cash flows and equity.

Risks Related to Legal and Regulatory Matters

•         Our business depends on access to radio spectrum to provide certain of our location services, and access to such spectrum is not certain.

•         If we are able to convert our signal transmissions to a 5G NR platform, the FCC may not permit us to realize all of the benefits of our 5G NR architecture, including the additional transmission of high-throughput non-PNT-related voice and data alongside our PNT data.

•         Our FCC licenses authorize the use of radio frequencies that are shared with other radio services, which could result in harmful interference and impairment to our use of our licensed spectrum.

•         Our LMS licenses are subject to renewal by the FCC and no certainty exists that we will be able to secure ongoing renewals of our licenses.

•         Many of our LMS licenses are subject to end-of-term build-out requirements maintained by the FCC, and no certainty exists that we will be able to comply with the build-out requirements for all of our licenses.

•         Our retention and use of our LMS licenses has been the subject of ongoing objections by third parties that could result in the revocation or non-renewal of our LMS licenses.

•         A portion of our business plan targets government customers, which subjects us to risks, including early termination, audits, investigations, sanctions and penalties.

•         We and our service providers collect, process, transmit, and store personal information, which creates legal obligations and may give rise to additional costs and liability. Failure to comply with federal, state and foreign laws and regulations relating to privacy and data protection could adversely affect our business and its financial condition.

•         Our business is subject to a wide variety of additional extensive and evolving government laws and regulations. Failure to comply with such laws and regulations could have a material adverse effect on our business.

•         We are subject to stringent U.S. export control and economic sanctions laws and regulations. Unfavorable changes in these laws and regulations or U.S. government licensing policies, our failure to secure timely U.S. government authorizations under these laws and regulations, or our failure to comply with these laws and regulations could have a material adverse effect on our business, financial condition and results of operations.

•         We are exposed to risks related to geopolitical and economic factors, laws and regulations and our international business subjects us to numerous political and economic factors, legal requirements, cross-cultural considerations and other risks associated with doing business globally.

Risks Related to our Common Stock

•         If we issue and sell additional shares of our common stock in the future, our existing stockholders will be diluted and our stock price could fall.

•         Our principal stockholders own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

•         Our limited number of employees subjects us to significant resource constraints, which may hinder our ability to comply with public company regulations and manage our operations effectively.

•         We have never paid dividends on our capital stock, and we do not anticipate paying any cash dividends in the foreseeable future.

•         The exercise of warrants to purchase our common stock will increase the number of outstanding shares in the public market and result in dilution to our stockholders.

•         If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

PART I

Item 1. Business.

Overview

We are the market leader in delivering resilient, next generation, complementary positioning, navigation and timing (“PNT”) solutions designed to overcome the limitations and vulnerabilities of existing space-based Global Navigation Satellite Systems (“GNSS”), including the Global Positioning System (“GPS”).  PNT services are used in nearly every facet of our economy. Cellular and electrical distribution systems depend on GPS-based timing, and the mobile app economy relies on location to create innovative services and to drive data and advertising revenue.  Public safety and enhanced 911 (“E911”) save lives every day with the use of location services. GPS has powered the global economy for nearly 40 years. Without high-precision timing from GPS, cellular systems would fail, the distribution of electricity would be impacted, and other aspects of everyday life would be adversely affected.  Recent international events have demonstrated that having viable systems to backup and complement GPS is a national security issue.

Our PNT solutions seek to address these needs and issues in several ways.  Our technology consists of a ground-based transmitter network operating on low-band spectrum assets in a manner similar to the function of GPS satellites.  Unlike satellites, our network signals are designed to be much stronger and extremely difficult to jam or spoof.  In addition, because the signals are terrestrial and low-band, they can penetrate buildings.  As a result, our technology can act as a complement to satellite-based GPS, especially in urban canyons or deep indoors, and as a backup in case traditional GPS fails due to jamming, spoofing, technical failures, solar flares or other risks to satellite-based services.  In addition, our location-based services are three-dimensional. Our core Pinnacle technology uses barometric sensors in smartphones and other communications devices and a network of sensors to determine vertical, or “z-axis”, location.  This technology can provide accurate vertical location data to assist first responders, dispatchers and others, or potentially could be used for autonomous systems, such as drones, in need of precise 3D mapping in urban areas, among other uses.

Our complementary PNT solutions are built on our asset base of FCC licenses that cover 12 MHz of low-band spectrum available for use.  This spectrum consists of a contiguous 8 MHz block of 900 MHz spectrum covering over 90% of the U.S. population and an additional 4 MHz of complementary spectrum covering part of the U.S. population that was transferred to us in 2025 as a result of a transaction with Telesaurus and Skybridge Spectrum Foundation. That transaction also gave us potential rights to an additional 2 MHz of related spectrum covered by terminated Skybridge Spectrum Foundation licenses.  These licenses are subject to a Skybridge and Telesaurus petition for reconsideration seeking reinstatement of these licenses.   For more information on this transaction, refer to Note 3 to our consolidated financial statements for the twelve months ended December 31, 2025 included elsewhere in this Annual Report on Form 10-K.

We are evolving our PNT solutions to use 5G New Radio (“5G NR”) positioning reference signals (“PRS”), under the 3GPP global standard, to determine location and timing - a platform we refer to as NextGen.  We believe the evolution of our existing technologies and services to a 5G NR PRS capability will improve the efficiency, flexibility, and scale of our operations. 5G NR technologies drive enhanced network performance, capacity, and efficiency across multiple industry verticals. 5G NR enables low-latency, high-throughput connectivity and also improves spectral efficiency, which allows operators to increase returns on investment in licensed spectrum and, with respect to our technology, to improve both the density and availability of PNT signals. 5G NR can also support many different applications, including ultra-reliable low-latency communications (URLLC), enhanced mobile broadband (eMBB), and massive machine-type communications (mMTC). These capabilities permit 5G NR to support high-performance broadband services as well as emerging use cases in autonomous systems, industrial automation, and the Internet of Things (IoT).  As a result, spectrum that can support 5G technologies and services is important to broadband providers and their customers.

To enable our evolution to 5G NR, we have filed a Petition for Rulemaking (the “Petition”) asking the FCC to optimize the Lower 900 MHz radio spectrum band to enable 5G NR operations, the delivery of PNT via a 5G broadband network and in turn support such 5G technologies and services.  Our Petition requests the FCC allow us to use a single, nationwide 15 MHz spectrum configuration for both PNT and 5G broadband.  The Petition is subject to an ongoing FCC regulatory review process, and was referenced in the FCC’s March 27, 2025 PNT Notice of Inquiry.

Under our proposal, the FCC would create a 5 MHz uplink and 10 MHz downlink suitable for 5G operations. We believe modernizing the Lower 900 MHz band will simultaneously enable a high-quality terrestrial PNT network to complement and back up GPS, addressing a critical national security vulnerability, and add 5G broadband capacity.  As such, our NextGen capability is being designed with the goal of enabling one or more mobile network operators or other partners to integrate this optimized Lower 900 MHz spectrum into their 5G network deployments. We expect that these partnerships would result in wide-scale availability of our complementary PNT services and, for our potential partners, additional 5G broadband capacity.

The backbone of wireless data services, electromagnetic spectrum, is a finite resource. Our spectrum licenses, which lie in the Lower 900 MHz band, are referred to as “low-band spectrum.” There is a finite amount of low-band spectrum available, and low-band spectrum has favorable coverage characteristics compared to higher frequencies, including the ability to provide services indoors and over greater distances. These characteristics result in its ability to be used for coverage and to be deployed more economically, with higher-frequency spectrum often used to provide additional capacity in targeted locations. The transition to 5G NR for our PNT services will provide a technical capability to support broadband data services, which, subject to appropriate regulatory approvals, would allow the spectrum to be used to help meet the continued, growing demand for wireless data capacity.

A core element of our strategy is to pursue such partnerships to offset the costs of deploying and operating a widescale, terrestrial PNT network that can act as a complement and backup to GPS. While GPS is fully supported by the U.S. government, we believe it is unlikely that the U.S. government would subsidize an extensive, standalone terrestrial PNT network and other revenue-generating opportunities are limited, given existing use of GPS. However, we believe there is a financially viable path to a widescale terrestrial PNT network that meets critical national security needs through the spectrum optimization proposed by our Petition that would allow it to be used for 5G.

Our Solutions

As we evolve our technology platform to NextGen and pursue regulatory changes to the Lower 900 MHz band and our spectrum licenses, we continue to deliver high-quality PNT services through our existing solutions.  Our location systems have been engineered to provide comprehensive solutions to the limitations and vulnerabilities inherent in GPS and other satellite-based services. Key GPS limitations include:

•         Low signal strength resulting in poor building/indoor penetration, limitations in urban areas;

•         Vulnerability to jamming;

•         Poor vertical accuracy in most devices, which impacts any service where altitude is relevant (e.g., multi-level structures, vertical separation in low-altitude aviation);

•         The primary consumer GPS signal is unencrypted, resulting in poor location security and spoofing;

•         Inherent physical vulnerability due to few, isolated transmitters; and

•         Single point of failure for a wide range of PNT services.

Our existing service platforms consist of Pinnacle, our altitude (z-axis) solution, and TerraPoiNT, which is similar to a terrestrial GPS constellation, in addition to our continued development of NextGen to bring complementary, high-quality PNT capabilities to a standards-based 5G NR broadband platform. Although we currently provide TerraPoiNT services to customers, going forward, we anticipate transitioning to our NextGen solution when it becomes commercially ready, which is intended in part to leverage legacy TerraPoiNT’s technology and service delivery platform and adapt it to 5G.

NextGen

PNT systems are the core services provided by GPS, and NextGen can be thought of as a shared, land-based GPS satellite constellation, operating simultaneously with 5G broadband data services. We expect that NextGen services will be naturally resilient to service disruption and significantly more resistant to jamming than GPS. If GPS is disrupted or destroyed, a NextGen transmitter is designed to continue to operate and provide similar service within the NextGen service area. If one NextGen transmitter is disrupted, service is designed to continue from other nearby transmitters. Thus, there is the potential for both local- and wide-area resilience embedded in the basic system design. Our NextGen services are expected to leverage proven cellular infrastructure, which has been designed to provide wide-scale coverage, and is expected to be able to complement GPS by extending PNT availability to urban canyons and indoor locations where GPS reception is challenging.

We anticipate NextGen will increase our spectrum utilization significantly, allowing us to offer both high-quality PNT services and broadband data using the same spectrum. This increased data transmission capacity could be used, subject to FCC approval, to provide other types of 5G NR-based two-way voice and data transmission services while simultaneously delivering PNT information. Our plans to deploy NextGen with one or more network partners could result in minimal capital expenditures by us related to the operation of our high-quality PNT services, while our partner(s) would benefit from the proven economics of additional broadband capacity.

Pinnacle

As we evolve our technology platform to NextGen and pursue regulatory changes to the Lower 900 MHz band and our spectrum licenses, we continue to deliver high-quality PNT services through our Pinnacle solution. Our Pinnacle solution, launched in partnership with AT&T Services, Inc. (“AT&T”) as part of its FirstNet® initiative, can provide accurate altitude service to any device with a barometric pressure sensor and covers over 90% of commercial structures over three stories in the U.S. Our Pinnacle system is primarily used for public safety applications, including E911 for Verizon Communications, Inc. (“Verizon”), and a growing number of devices operating on the remaining national cellular network providers.

This service is currently available in the top 105 major U.S. markets, which include more than 4,400 cities and more than 90% of commercial buildings that exceed three stories. In November 2022, Pinnacle service was launched by MetCom in Japan, and our partnership with MetCom has expanded through a technology and services agreement signed in 2025. The technologies underlying Pinnacle are planned to be incorporated into NextGen.

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

TerraPoiNT

TerraPoiNT is our prior-generation 3D PNT system, operating like a land-based GPS satellite constellation, like our planned NextGen solution. Our TerraPoiNT system is a terrestrially based dedicated, complementary PNT network designed to overcome the limitations inherent in the space-based nature of GPS.  Furthermore, the TerraPoiNT signal can embed Pinnacle information to provide a full three-dimensional PNT solution. TerraPoiNT was designed to maximize compatibility with GPS and other GNSS receivers. TerraPoiNT service is made available through a highly distributed terrestrial network of transmitters and is naturally resilient to service disruption and significantly more resistant to jamming than GPS.  Through a contract with the U.S. Department of Transportation (“DoT”), we are establishing performance characteristics for TerraPoiNT to allow DoT to incorporate our solutions into a clearinghouse of PNT solutions for potential acquisition by Federal government customers, as defined in the DoT Complementary PNT Action Plan.

Our Strategy

Domestically, we operate primarily as a service provider, leveraging our intellectual property, spectrum assets, and partnerships with key customers. Our target customers include wireless carriers, applications developers, and adjacent businesses selling PNT products and systems to end users, and Federal, state, and local governmental entities. Subject to regulatory approvals and the successful evolution of our technology to align with 5G NR standards, our NextGen platform and spectrum can be used to offer both high-quality PNT and high-bandwidth data capabilities.  We deploy sensor and network capabilities, either directly or with our customers and partners, and license access to our technologies and the data generated by our networks to our customers. Internationally, we are pursuing collaborative relationships through licensing our technology and providing related services  to enable our partners to commercialize our solutions in their home markets. The key elements of our strategy include:

•         Continue to build on our leadership in complementary PNT. We anticipate that the expanded availability of our systems, especially NextGen, will provide enhanced value to existing customers and open new vertical markets. In addition to our relationship with FirstNet®, built with AT&T, and our public safety offerings, we are continuing to grow our E911 service, including with Verizon, and have licensed our technology to device manufacturers operating on other nationwide wireless carriers. In addition, we plan to continue to work closely with the DoT and other agencies to drive adoption of our PNT solutions as a national complement to, and backup capabilities for, GPS.

•         Evolve our system to be fully aligned with 5G NR standards, to enable a terrestrial PNT platform that evolves with global mobile network standards. Evolving the technical foundation of our system to 5G NR will allow us to provide high-quality PNT services in conjunction with 5G broadband services. We anticipate that this may allow us to significantly increase the scope of potential customers and partners, reduce our time to market, improve the geographic coverage of our business, and align our operations with the mainstream global cellular ecosystem. Collectively, we anticipate these benefits will increase the potential reach of our services. Our objective is to operate our NextGen PNT services in partnership with one or more broadband partners, assuming we are successful with the Petition.

•         Pursue our Petition with the FCC to optimize rules governing the Lower 900 MHz band. It is a priority of the Company to secure appropriate regulatory approvals to maximize the use of our spectrum and enable the delivery of a widescale complementary 5G-based PNT solution. We are engaged with the FCC, stakeholders in the Lower 900 MHz band, and other stakeholders in the industry in seeking to ensure the availability of wide-scale complementary PNT services.

•         Pursue partnerships to use the 5G broadband capacity.  As discussed, if our Petition is granted, we will seek to enter into partnerships with mobile operators and others who could take advantage of the newly-available 5G capacity.  Such partnerships would facilitate our deployment of a widescale PNT network and backup to GPS.

Competition and Competitive Advantages

GPS and GNSS services are broadly used across a large number of both industries and specific use cases, however, multiple technologies provide, or are planned to provide, services to complement and backup GPS.  Depending upon the specific use case, we both compete with and complement other geolocation services, as part of the “system of systems” required to provide a comprehensive solution to this market.  Key technologies participating in this segment include enhanced long-range navigation (“eLORAN”), low Earth orbit (“LEO”) satellite systems, the Broadcast Positioning System (“BPS”) and various short-range commercial systems.

•         eLORAN is an advanced version of the World War II-era hyperbolic radio navigation system that was developed in response to the vulnerability of GNSS systems. eLORAN has historically been targeted towards maritime and aviation applications.  If deployed, eLORAN may also be well-suited to long-range time distribution.

•         LEO Satellite Systems offer primarily timing service based on signals transmitted from LEO satellite constellations. LEO systems potentially offer global coverage. However, for use cases requiring terrestrial signal strength, their signals are not as strong as those from terrestrial-based systems. LEO systems are subject to similar physical vulnerabilities as GPS.

•         Commercial Location Systems, including legacy cellular systems, crowd-sourced systems and locally managed systems, are complements to GPS but generally rely on GPS or highly local surveys for their core performance. Most commercial location systems do not provide an independent timing source and are limited in their ability to be a viable backup to GPS.

•         BPS, based on the Advanced Television Systems Committee standard and promoted by National Association of Broadcasters, aims to deliver terrestrial PNT service independent of GPS and is under development at the pilot stage. BPS signals will be transmitted from the broadcast infrastructure using ATSC 3.0.

Subject to appropriate regulatory approvals, we believe that our NextGen solution offers a near-term terrestrial, widescale PNT solution that will be broadly available to critical infrastructure, public safety, and consumers, and has a clear path to incorporation in end-user devices.  We believe our NextGen capability, subject to FCC approvals, will have a shorter time to market as a complement and backup to GPS than other solutions. In addition, because our NextGen solution leverages 5G networks, we anticipate the capital expenditures associated with the network deployment will be associated with our future 5G partnerships, and we do not plan to seek Federal appropriations for the deployment of our NextGen system. While no single solution can complement and backup all GPS use cases, we believe that we offer an important component to securing the nation’s PNT infrastructure.

Network Operations

Our Pinnacle network is primarily operated in partnership with AT&T. The Pinnacle altitude stations are co-located at AT&T wireless sites and use the power systems, including battery backup and generators, at the AT&T sites. We monitor the Pinnacle network health through our network operations center (“NOC”) and work with AT&T to resolve any issues that may arise. Connectivity among the Pinnacle altitude stations, our cloud service platform, and our NOC are enabled through wireless connections, currently provided by AT&T.

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

As discussed, we anticipate operating our NextGen services in partnership with one or more mobile network operators. We anticipate that the radio network infrastructure will be deployed by, and the broadband services operated by those operators. We plan to utilize one or more partners’ network facilities to operate our PNT services, the signal for which will be embedded in the 5G NR broadband transmission.

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

In 2019, we entered into an equipment hosting agreement with AT&T that has a seven-year term (subject to earlier termination after three years in certain circumstances), expiring in October 2028. Under the terms of the equipment hosting agreement, AT&T is providing all site-related services during AT&T’s continued use of the service. Our services agreement with AT&T for distribution of our services to FirstNet® customers expires in October 2028.

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

As of December 31, 2025, we had approximately 167 issued patents domestically and internationally, which includes approximately 141 issued patents in the U.S. In addition, we had approximately 49 pending patent applications, which includes approximately 27 pending patent applications in the U.S.

Research and Development

The services that we provide are largely based on designs and technologies developed by us for our use, some of which we subsequently standardized. We believe our ability to maintain and extend our market share depends, in part, on our continuous innovations. Our research and development team consists of more than 65 employees, who are responsible for the development of our PNT solutions, including pioneers in location-based services. Our primary areas of focus in research and development include, but are not limited to:

•         Radiolocation position and navigation technologies;

•         Precision timing and time distribution;

•         4G/5G positioning and timing systems;.

•         5G RAN and core architecture;

•         E911 service delivery;

•         Altitude determination, including barometric altitude determination; and

•         Location verification techniques, including techniques to mitigate spoofing.

Human Capital

We pride ourselves on the quality of our world-class team and seek to hire employees dedicated to our strategic mission. Our employees typically have significant experience working with location systems. As of December 31, 2025, we employed 103 full-time employees, the majority in our headquarters in Reston, Virginia and in our facility in Santa Clara, California. Over 65 of our employees are engaged in research and development and related functions, and more than half of these employees hold advanced engineering and scientific degrees, including many from the world’s top universities.

To date, we have not experienced any work stoppages and consider our relationship with our employees to be good. None of our employees are either represented by a labor union or subject to a collective bargaining agreement.

Facilities

We maintain a distributed workforce with facilities in Reston, Virginia, Santa Clara, California, Puteaux, France, Noida, India and Bangalore, India. Our principle executive office is in Reston, Virginia. Our corporate offices in Virginia include executive, finance, legal and regulatory functions, while our California facility hosts our operations and technology development, among other functions. Our French and Indian locations are focused on software development and research and development functions. We may add additional facilities in other locations in the future.

Regulatory

There are government regulations pertaining to our operation, use, and export of our vertical location and PNT solutions, some of which are currently applicable to us and others that will become applicable to us as we expand our operations. As we expand service to additional countries and regions, we will become subject to additional governmental approvals and regulations.

Radio Spectrum

Certain of our services rely on the use of radio communications spectrum, which is regulated in the United States and in most other countries. In the United States, spectrum access is licensed and regulated by the FCC. We hold radio licenses issued by the FCC that authorize the use of 8 MHz of contiguous spectrum in the 900 MHz band covering more than 90% of the population in the United States, and an additional 4 MHz of M-LMS licenses in parts of the United States. These licenses and the FCC rules impose obligations on us regarding the use of this spectrum, including power and operational limits, coexistence, build-out, and usage requirements, and a license renewal obligation. We must comply with these requirements to retain access and use of these spectrum resources.

On April 16, 2024, we filed a Petition for Rulemaking with the FCC, seeking to significantly accelerate and expand the availability of our PNT services as a complement and backup to GPS through an optimization of the Lower 900 MHz band. The Petition is subject to an ongoing FCC regulatory review process, and was referenced in the FCC’s March 27, 2025 PNT Notice of Inquiry.

Privacy and Data Security

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

We understand that protection of data and privacy is critically important to the end-users of our services. Our core privacy principles are:

•         Transparency: We are transparent about our data practices, and we comply with our privacy policies and agreements so customers and business partners can make informed decisions.

•         Control: We have implemented appropriate means for our customers and business partners to control relevant personal and business information.

•         Security: We endeavor to protect the data entrusted to us by using strong security protocols. NextNav maintains a cybersecurity team, responsible for threat monitoring, protection of internal and customer-facing systems and third-party compliance testing of NextNav’s cyber security controls.

•         Compliance: We respect and comply with local privacy laws, ensuring that privacy-by-design is a core consideration as we develop our products and services.

•         Consent: We require appropriate opt-in consent for the provision of all of our services, consistent with the requirements of local law.

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

Corporate Information and Access to SEC Reports

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

Item 1A. Risk Factors.

Our financial position, results of operations, liquidity, business and prospects are subject to various risks, many of which are not within our control, that could cause actual performance to differ materially from historical or projected future performance. You should consider carefully the risk factors described below in evaluating the information contained in this report as the occurrence of one or more of these risks could have a material adverse effect on our business.

Risks Related to the Business and the Industry

We have incurred significant losses since inception. We expect to incur losses in the future, may not be able to achieve or maintain profitability, and may need to raise additional capital to maintain our operations in the future.

We have incurred significant losses since inception. For the years ended December 31, 2025, 2024 and 2023, we incurred net losses of $189.3 million, $101.9 million and $71.7 million, respectively. We do not expect to be profitable or cash flow positive in the near future. Furthermore, any expansion of our services, including the deployment of our NextGen technology, will result in increased operating costs. As a result, our losses are expected to continue, and we may not achieve profitability as anticipated, or at all.

We expect our operating expenses to increase over the next several years as we scale our operations and increase research and development efforts relating to new offerings and technologies. These efforts may be more costly than we expect and may not result in meaningful revenue or growth in our business. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow. If our future growth and operating performance fail to meet investor or analyst expectations, or if we have future negative cash flow or losses resulting from expanding our operations, this could have a material adverse effect on our business, financial condition and results of operations.

We believe that our cash and cash equivalents and marketable securities as of December 31, 2025 will be sufficient to meet our working capital and capital expenditure needs, including all contractual commitments, beyond the next 12 months from the date of filing this Annual Report on Form 10-K. We expect to meet longer term expected future cash requirements and obligations through a combination of cash flows from operations and issuance of equity or debt securities. However, this expectation is based upon internal financial projections of operating cash flows and is subject to changes in market and business conditions. Our ability to raise additional capital on acceptable terms, or at all, will depend on, among other things, our financial performance and credit ratings, general economic factors, including inflation and prevailing interest rates, the condition of the credit and capital markets and other events, some of which may be beyond our control. If we need additional capital and cannot raise it on acceptable terms, or at all, our business, financial conditions, and results of operations will be materially impacted.  If we raise capital through the sale of equity or debt securities, our current investors may be materially diluted.

The developing nature of our technology and product services makes it difficult to evaluate our future prospects and the risks and challenges we may encounter.

We have been focused on developing the next generation of complementary and backup PNT services and in order for us to be profitable, our services require substantial adoption across disparate industries and may further depend on the deployment of our NextGen technology. Our existing services have been adopted for E911 and public safety customers, but we have not achieved broad adoption across all industries that may be necessary to achieve significant revenue growth or profitability. Risks and challenges we have faced or expect to face in connection with commercially marketing our services include our ability to:

•         forecast our revenue and budget for and manage our expenses;

•         attract new customers and retain existing customers;

•         effectively manage our growth and business operations, including planning for and managing capital expenditures for our current and future infrastructure, and managing our supply chain and supplier relationships related to our services;

•         effectively manage our spending on sales and marketing in order to address a disparate set of industries;

•         comply with existing and new or modified laws and regulations applicable to our business;

•         anticipate and respond to macroeconomic changes and changes in the markets in which we operate;

•         secure the FCC rule changes needed to support the deployment of 5G-compatible PNT technologies;

•         maintain and enhance the value of our reputation and brand;

•         develop and protect intellectual property; and

•         hire and retain talented people at all levels of our organization.

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

Subject to certain exceptions and qualifications, the indenture governing the 2028 Notes (the “2028 Indenture”) restricts our ability to, among other things, (i) incur indebtedness, other than certain forms of permitted debt, (ii) issue any preferred equity interests, (iii) create or permit to exist any lien on any property, other than certain limited forms of permitted encumbrances, (iv) merge, amalgamate, consolidate or sell all or substantially all assets, (v) make or hold any investment, other than certain forms of permitted investments, (vi) consummate certain asset sales, (vii) pay any dividend or other distribution with respect to any of our capital stock, (viii) make any payment (whether in cash, securities or other property), including any sinking fund or similar deposit, on account of the purchase, redemption, retirement, acquisition, cancellation or termination of any of our capital stock or any option, warrant or other right to acquire any such capital stock, (ix) dispose or transfer intellectual property that is material to our business or (x) effect any transaction that would result in an adjustment to the conversion price of the 2028 Notes to an amount less than $2.05 per share of common stock. These restrictions, and others set forth in the 2028 Indenture as discussed below, may make it difficult to successfully execute our business strategy or effectively compete with others that are not similarly restricted.

The 2028 Indenture also provides that a number of events will constitute an event of default, including, among other things, (i) a failure to pay interest or any other amount due on the 2028 Notes, (ii) a failure to pay the principal of the 2028 Notes when due at maturity, upon any required repurchase, upon declaration of acceleration or otherwise, (iii) a failure to comply with our obligations to convert the 2028 Notes in accordance with the 2028 Indenture upon exercise of a holder’s conversion right within five business days, (iv) any breach of our covenants with respect to consummating restricted consolidations, mergers, or other sale transactions, (v) the failure to comply with any of our other agreements contained in the 2028 Indenture or the 2028 Notes (vi) a failure by us to pay final legal, arbitral or other judgments aggregating $1 million or more, and (vii) certain events of liquidation, reorganization, bankruptcy or insolvency.

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

In the event of certain non-ordinary course asset sales, including sales of certain intellectual property or spectrum licensed by the Federal Communications Commission to us or our subsidiaries, we must make a mandatory repurchase offer for a portion of the 2028 Notes outstanding with the proceeds of such sale, at a price equal to 100% of the aggregate principal amount of the 2028 Notes subject to such repurchase, together with accrued and unpaid interest thereon to the date of the repurchase, subject to certain thresholds and limitations set forth in the 2028 Indenture.

In addition, in the event of a Fundamental Change (as defined in the 2028 Indenture), each holder has the right, at such holder’s option and subject to the limitations set forth in the 2028 Indenture, to require us to repurchase for cash all of such holder’s 2028 Notes in an amount equal to the greater of (i) the then outstanding principal amount of 2028 Notes held, plus all accrued and unpaid interest to such date and (ii) the consideration each holder of 2028 Notes would have received if such holder had converted the 2028 Notes into our common stock immediately prior to such Fundamental Change.

Our ability to sell Pinnacle z-axis service may be limited and depends on third-party adoption and market demand.

We do not sell our Pinnacle z-axis solutions directly to end users. Instead, we provide location technology that integrates with devices and applications that are created or distributed by third parties. Accordingly, our future growth significantly depends on third parties choosing to incorporate our technology into smartphone devices, applications and other new device types and markets that utilize location. We also depend on our customers, resellers and licensees to develop products and services with value-added features to drive sales and demand. Because GPS has been viewed in the marketplace as a reliable geolocation service provided for free to end users, our customers may not see a business need to integrate our solutions into our devices and applications. Despite efforts to educate customers about the need for z-axis geolocation services, there can be no assurance that such efforts will be successful and as a result, a market for our solutions may not be created or result in meaningful revenue.

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

We are currently evolving our core technology from one reliant on a transmission that was designed to be technically compatible with GPS and GNSS receivers to one that is being designed to be technically compatible with the 5G NR ecosystem. This carries risks related to the technical performance of this transmission and the availability of equipment in the 5G NR ecosystem compatible with our spectrum and operations. If the technical performance of the 5G NR transmission is not similar to the technical performance of our legacy technologies, then the market for our services may be diminished. We must also secure approval from the FCC for this modified use of our licensed spectrum. We have submitted a petition to the FCC seeking this authority, which has been opposed by certain other users in the lower 900 MHz band. The petition remains pending before the FCC. Further, while we intend our signal to be compatible with the 5G NR ecosystem, we may not be successful at integrating our service into commercial 5G NR transmitters, core network, receivers or other system components, which would significantly reduce the market for our services.

If there are significant delays in our evolution to 5G NR-compatible technologies, including technology, ecosystem, standardization or other delays, our ability to offer our services to customers including the U.S. Federal Government and commercial entities will be impacted. If any or all such delays occur, our business may be harmed.

Our NextGen business strategy is dependent on entering into partnerships with third-party wireless operators; failure to secure these partnerships could prevent us from deploying our 5G services.

Our NextGen technology plans are largely dependent upon our ability to enter into strategic partnerships with wireless operators to utilize our spectrum licenses for 5G broadband services in the manner set forth in our petition before the Federal Communications Commission ("FCC"). The process of negotiating and securing these partnerships is complex, time-consuming, and subject to factors beyond our control, including the strategic priorities of potential partners, competitive bidding for spectrum usage, and general economic conditions.

Even if we are successful with our FCC petition, there is no guarantee that wireless operators will be willing to partner with us on commercially reasonable terms, or at all. If we are unsuccessful in entering into such partnerships, we may be unable to deploy or operate our 5G PNT services. Furthermore, any inability to execute these partnerships could significantly diminish the value of our spectrum assets and impair our ability to generate revenue or achieve profitability. Any failure or significant delay in establishing these relationships could have a material adverse effect on our business, financial condition, and the long-term viability of our NextGen service.

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

We entered into an equipment hosting agreement with AT&T, expiring in October 2028 (subject to earlier termination after three years in certain circumstances), and there is no assurance that the agreement will be renewed. This AT&T agreement provides for such important capabilities as the hosting of our Pinnacle network at AT&T’s wireless sites, the provision of power to the Pinnacle network equipment and AT&T data service to enable the Pinnacle network equipment to communicate with us. We have no contractual right to require AT&T to continue its relationship with us beyond the existing term of the equipment hosting agreement and AT&T may elect not to renew our contracts or we and AT&T may not be able to come to an agreement on renewal or extension terms at or before the end of agreement term. If we cannot secure a renewal or extension of the equipment hosting agreement, we may have to construct a new Pinnacle network prior to expiration of the equipment hosting agreement. Constructing a new network would require significant time and resources that we may not be able to secure. In addition, if there is a delay in our ability to build a new network, our Pinnacle services may experience lengthy disruptions and outages. If we are unable to maintain our relationship with AT&T, our business, financial condition and results of operations would be harmed. Our ability to transmit data is dependent on AT&T’s wireless data network and on the associated power supply available within that network. We have experienced temporary and geographically limited service outages due to issues with the AT&T wireless data network and our forecasted value from the Pinnacle network and the other benefits of the AT&T agreement may be degraded by any similar future service outages or other disruptions.

We rely, in part, on AT&T for distribution of our services to FirstNet® customers.

We entered into a services agreement with AT&T that was to expire in October 2022, with no renewal terms. Thereafter, we amended the agreement by extending it until January 7, 2024 and October 24, 2025, and the agreement has been further extended to October 24, 2028. This AT&T agreement, as amended, continues our relationship in which AT&T purchases, markets and sells our services to its FirstNet® subscribers. We have no contractual right to require AT&T to continue its relationship with us, and AT&T may decide not to renew our services contract prior to the end of the extended term. If we are not able to secure a further renewal or extension of our services agreement with AT&T, our ability to sell or market products to FirstNet® and other public safety customers may be impacted, and our business, financial and results of operations may be materially and adversely harmed.

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

In order for our customers to be able to utilize our Pinnacle service in smartphones, we and our customers must have access to barometric pressure measurements and 2D location information, both of which are made available by APIs provided by Google, Apple and other device/OS vendors. If either Google or Apple or others meaningfully change their terms of service related to the use of this measurement and location data, choose not to provide this data to us or our customers, or choose not to incorporate location sensors in their devices, our ability to offer our Pinnacle service to our customers on these platforms will likely be impacted and affect our revenues.

Our inability to maintain access to third-party platforms, such as mobile application stores, could significantly impair our service distribution and revenue.

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

There is no guarantee that our PNT services will be widely adopted. Key manufacturers of devices and chipsets may be unwilling to integrate processing capabilities and required components into their devices. Further, even if we are able to secure agreements with these leading manufacturers, the terms under which such integrations may occur may not be favorable to us. Further, there is no certainty that one of our competitors will not develop and commercialize a different solution in the meantime. In addition, our ability to sell our services may be impacted by political or technological preferences. If we are unable to sell our PNT services commercially, to additional government users, or to an international market, our financial results will be materially adversely impacted.

Our business depends on the use of location by a wide range of applications, including public safety and E911 applications. Privacy concerns relating to location data, generally, and our technology could damage our reputation and deter current and potential users from using our products and applications.

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

Any event that leads to unauthorized access, use or disclosure of personal information could disrupt our business, harm our reputation, compel us to comply with applicable federal and/or state breach notification laws and foreign law equivalents, subject us to time-consuming, distracting and expensive litigation, regulatory investigation and oversight, mandatory corrective action, or otherwise subject us to liability under laws, regulations and contractual obligations, including those that protect the privacy and security of personal information. Such statutory and contractual disclosures are costly, could lead to negative publicity, may cause our customers or the public to lose confidence in the effectiveness of our security measures and require us to expend significant capital and other resources to respond to and/or alleviate problems caused by the actual or perceived security breach. Compliance with these obligations could result in increased costs to us, as well as significant legal and financial exposure.

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

We depend on the availability of personnel with the requisite level of technical expertise.

Our ability to develop and maintain our solutions and execute our business plan is dependent on the availability of technical engineering, information technology, service delivery and monitoring, product development, sales, management, finance and other key personnel. The specialized engineers and other personnel required for our growth are in high demand by companies with greater resources, so we may have difficulty hiring and retaining critical personnel to develop and operate our services, which will have a negative impact on our ability to grow and achieve widespread customer and user acceptance.

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

Our results could be adversely impacted by increased inflation and supply chain pressure impacting our or our vendors’ expenses and availability of resources and components.

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

The financial markets and the global economy may be adversely affected by current or anticipated impact of military conflict, including the current conflict between Russia and Ukraine and related economic and other retaliatory measures taken by the United States, European Union and others, terrorism or other geopolitical events, including as a result of trade tensions between the U.S. and China. Sanctions imposed by the U.S. and other countries in response to conflicts, including the one in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. Deteriorating economic conditions, financial uncertainty or political disruption, including any international trade disputes, changes in laws or policies governing the terms of international trade, or tariffs or taxes on imports from other countries may increase the likelihood of supply chain interruptions, cybersecurity incidents, disruptions to our information systems, foreign currency fluctuations, or other risks. For example, the current Administration has issued a number of Executive Orders imposing higher tariffs on imports from a number of the United States’ trading partners. Historically, tariffs have led to increased trade and political tensions and in some cases economic disruption. In response to the recent tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. In challenging and uncertain economic environments such as the current one, it is not possible to predict whether or when such circumstances may improve or worsen, or what impact, if any, such circumstances, such as additional sanctions, tariffs, embargoes, regional instability, changes in laws or governmental administrations, geopolitical shifts and any related adverse effects, could have on the global economy or on our business, financial condition and results of operations, as well as those of our customers, partners and third-party service providers.

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

Any strategic mergers, acquisitions and divestitures we may make in the future present significant risks and uncertainties that could adversely affect our business, financial condition, results of operations, cash flows, liquidity and equity, which include, without limitation:

•         Difficulty in identifying and evaluating potential mergers and acquisitions, including the risk that our due diligence does not identify or fully assess valuation issues, potential liabilities or other merger or acquisition risks;

•         Difficulty, delays and expense in integrating newly merged or acquired businesses and operations, including combining product and service offerings, and in entering into new markets in which we are not experienced, in an efficient and cost-effective manner while maintaining adequate standards, controls and procedures, and the risk that we encounter significant unanticipated costs or other problems associated with integration;

•         Differences in business backgrounds, corporate cultures and management philosophies that may delay successful integration;

•         Difficulty, delays and expense in consolidating and rationalizing IT infrastructure, which may include multiple legacy systems from various mergers and acquisitions and integrating software code;

•         Challenges in achieving strategic objectives, such as technology development, cost savings, that payments in common stock are more dilutive to current shareholders than anticipated or that cash consideration may be greater than anticipated, and other expected benefits;

•         Risk that our markets do not evolve as anticipated and that the strategic mergers, acquisitions and divestitures do not prove to be those needed to be successful in those markets;

•         Risk that we assume or retain, or that companies or corporations we have merged with or acquired have assumed or retained or otherwise become subject to, significant liabilities that exceed the limitations of any applicable indemnification provisions or the financial resources of any indemnifying parties;

•         Risk that indemnification related to businesses divested or spun off that we may be required to provide or otherwise bear may be significant and could negatively impact our business;

•         Risk that mergers, acquisitions, divestitures, spin offs and other strategic transactions fail to qualify for the intended tax treatment for U.S. Federal income tax purposes and the possibility that the full tax benefits anticipated to result from such transactions may not be realized;

•         Risk that we are not able to complete strategic divestitures on satisfactory terms and conditions, including unsatisfactory non-competition arrangements applicable to certain of our business lines, unsatisfactory non-solicitation provisions applicable to the talent we are able to pursue or within expected timeframes;

•         Potential loss of key employees or customers of the businesses merged with or acquired or to be divested;

•         Risk of diverting the attention of senior management from our existing operations; and

•         Risk that we will not receive the necessary regulatory approvals.

Risks Related to Legal and Regulatory Matters

Our business depends on access to radio spectrum to provide certain of our location services and access to such spectrum is not a certainty.

Through our wholly owned affiliate, Progeny LMS, LLC, we hold 354 licenses issued by the FCC to use radio spectrum for location services within the 902-928 MHz band, identified by the FCC as the Multilateration Location and Monitoring (“LMS”) Service licenses, including 128 LMS licenses that we acquired from a third party in 2025.  When the FCC created the LMS service, it used an auction process to issue three LMS licenses in each of 176 Economic Areas (“EAs”) in the U.S. Progeny’s 354 LMS licenses provide coverage of most of the U.S. and the vast majority of populated areas within the U.S., but the amount of spectrum authorized by its licenses varies by location.  Progeny holds all three LMS licenses authorizing the use of 12 megahertz of spectrum in 81 EAs, it holds two LMS licenses authorizing the use of 8 megahertz of spectrum in another 32 EAs, and it holds one LMS license authorizing the use of 4 megahertz of spectrum in another 47 EAs.  The remaining LMS licenses are all held by the FCC in reserve.

Progeny’s LMS spectrum licenses are subject to rules that were adopted by the FCC more than thirty years ago and do not reflect (and are often incompatible with) current technology in the fields of radio signal modulation (such as 5G transmissions) and wireless PNT services. Certain of our location services depend on our ability to use portions of the radio spectrum licensed by the FCC in a manner that is inconsistent with the rules applicable to LMS services in this spectrum. We have therefore filed a petition with the FCC seeking to update the rules and optimize the 902-928 MHz spectrum band to enable 5G operations. Our petition has been opposed by third parties that use portions of the 902-928 MHz band for other purposes, many of them on a secondary, subordinate basis to our licensed operations. We continue to work with the FCC and interested third parties in seeking approval for our Petition so we can deploy next-generation PNT services using state-of-the-art 5G technology in that band.

If the FCC does reconfigure the spectrum, it may decide to use an auction as part of the process of distributing the spectrum licenses it holds in reserve. We may be required to participate and compete with other bidders in such an auction, with no certainty of winning. If we are unable to secure additional LMS licenses or suitable alternative spectrum in a different frequency band, our ability to expand certain of our services nationwide may be negatively impacted, which may have a negative impact on our business, financial condition and results of operations.

If we are able to convert our signal transmissions to a 5G NR platform, the FCC may not permit us to realize all of the benefits of our 5G NR architecture, including the additional transmission of high-throughput non-PNT-related voice and data alongside our PNT data.

One of the significant benefits of converting our spectrum transmissions to a 5G NR platform would be a substantial increase in the data transmission capacity of our network, thus facilitating the carriage of non-PNT-related two-way voice and data services alongside our core PNT data transmission. The FCC’s rules already permit us to use our currently licensed LMS spectrum for the carriage of two-way voice and data services, but these communications must be related to our PNT services and are not permitted to be interconnected in real time with the public switched network unless a store and forward technology is used. Therefore, to maximize the benefit of a conversion to a 5G NR platform, assuming the conversion is successful, we have requested flexibility from the FCC permitting us to use our spectrum for additional non-PNT-related services in addition to our PNT offerings.  Our proposal has faced substantial opposition from other users of the 902-928 MHz band, and there is no certainty that the FCC will provide us this flexibility nor is there certainty with respect to the extent of the flexibility that is provided.

Our FCC licenses authorize the use of radio frequencies that are shared with other radio services, which could result in harmful interference and impairment to our use of our licensed spectrum.

Our LMS licenses authorize us to use portions of the 902-928 MHz band. This is a shared frequency band that is used for a number of purposes both by individuals, businesses and the federal government. Other services that are authorized to use these frequencies include federal radiolocation systems; industrial, scientific and medical devices; licensed amateur radio operations; and certain unlicensed devices. Our use of the spectrum is subject to FCC requirements that our operations must accept interference from other uses of the spectrum that have more senior rights to the spectrum. We have been successful thus far in using our LMS spectrum to operate location services without experiencing material impairment of our location services caused by more senior spectrum uses, but no certainty exists that we will be able to continue to do so with either the current-generation systems or following our proposed transition to a 5G NR platform. More senior uses of the 902-928 MHz band could become more numerous or could alter the characteristics of their transmissions in ways that could increase the interference to our location services, resulting in diminished coverage, consistency and accuracy of our location services.

In addition, our licenses are conditioned upon our ability to demonstrate through actual field tests that our systems do not cause unacceptable levels of interference to unlicensed devices. The FCC issued a decision in 2013 that concluded that, based on field tests, we had successfully demonstrated that our location services did not cause unacceptable interference to such unlicensed devices. Third-party challenges to that FCC decision are still pending. Further, changes in our operations could alter the transmission characteristics of our location services, potentially requiring us to provide further demonstrations that our location services do not cause unacceptable levels of interference to those unlicensed devices. No certainty exists that the FCC would conclude in the future that we have succeeded in making such a demonstration a second time. We have requested that the FCC eliminate this requirement. However, the FCC may decline to change the rule, and if we are unable to make this demonstration to the satisfaction of the FCC, we may not be able to make changes to our operating characteristics, potentially preventing the future implementation of desirable innovations.

Our LMS licenses are subject to renewal by the FCC and no certainty exists that we will be able to secure ongoing renewals of our licenses.

LMS licenses are issued by the FCC for renewable periods of ten years. Progeny’s LMS licenses have different renewal deadlines, with the current license term for 33 of them extending until March 9, 2027, 52 of them until July 14, 2029, 78 of them until July 19, 2030, and 43 of them until October 5, 2031.  For another 148 of our LMS licenses, the most recent term expired on July 19, 2020. We filed timely renewal requests for these LMS licenses at the FCC, which remain pending. The FCC’s rules do not identify a specific threshold that must be demonstrated in order for us to secure renewal of our LMS licenses, which means the applicable threshold is the FCC’s statutory obligation to grant a renewal of our licenses if it serves the public interest.  The FCC has never denied an application that was filed by Progeny for renewal of its LMS licenses and we believe that our most recent license renewal applications satisfied all of the FCC’s requirements for grant.

Beginning in 2029, however, our LMS license renewal applications will be subject to new FCC rules placing additional conditions on license renewal applications. Specifically, to secure additional renewals of our LMS licenses we will be required to demonstrate compliance with additional requirements, including that we have satisfied its build-out construction requirements, that we use our network to provide service to the public, and that the service provided is at least at the same level of service that was demonstrated at the time of our build-out showing. No certainty exists that we will receive the currently applied for renewal or continue to meet the requirements of such renewal for future applications. If we fail to secure renewals for our LMS licenses, we will not be able to pursue our next-generation PNT services as previously planned and our business, financial condition and results of operations will be materially harmed.

Many of our LMS licenses are subject to end-of-term build-out requirements maintained by the FCC, and no certainty exists that we will be able to comply with the build-out requirements for all of our licenses.

226 of Progeny’s 354 LMS licenses are subject to FCC rules that require licensees to make productive use of their licensed radio spectrum by a specific deadline and generally continue such use throughout the term of the licenses. If a licensee fails to satisfy its build-out deadlines, the licenses would be terminated, unless it obtains an extension of time to construct or secures a waiver of the requirement.

With respect to 154 of Progeny’s 226 LMS licenses that are subject to end-of-term buildout deadlines, Progeny filed notifications with the FCC that the construction of the required networks was completed and operational by the buildout deadline or by an extended deadline that was requested by Progeny.  On April 17 and 18, 2023, the FCC “accepted” (i.e., approved) the build-out showings for 78 of these 154 LMS licenses.  The buildout showings for another 76 of Progeny’s LMS licenses remain pending before the FCC. While we do not currently have reason to believe that the FCC will decline to accept these build-out showings, there is no certainty that the FCC will act favorably on these 76 buildout showings.

Finally, with respect to Progeny’s remaining 72 LMS licenses that are subject to buildout deadlines, Progeny has filed two requests for extension of the applicable buildout deadline, each request seeking an additional two years to complete construction of the required network.  The 72 LMS licenses covered by these buildout extensions authorize the provision of location services in many of the least populated EAs authorized by Progeny’s LMS licenses. These extension requests, which remain pending, were based on multiple justifications that have been deemed by the FCC to be sufficient to merit the grant of such extensions in comparable cases involving other FCC licensees, although no certainty exists that the FCC will conclude that Progeny’s extension requests will be similarly warranted.  If the FCC declines to accept any of our buildout showings, or declines to grant extensions of the buildout deadlines for those areas where Progeny has not yet completed the construction of its location service network, Progeny will lose access to its licensed spectrum and may be unable to secure alternative spectrum for these locations, preventing us from providing PNT services in these locations, which may have a material adverse impact on our business.

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

One of our objectives is to develop business relationships with U.S. government agencies for the provision of our products and services. We currently contract directly with U.S. government agencies, including NASA, and perform as a subcontractor to other contractors under U.S. government programs. As a U.S. government contractor, our business is subject to statutes and regulations applicable to companies doing business with the U.S. government, including the Federal Acquisition Regulation, or FAR; and NASA FAR Supplement, or NFS.

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

In addition, U.S. government contracts normally contain additional requirements that may increase our costs of doing business, reduce our profits, and expose us to liability for failure to comply with these terms and conditions. These compliance costs might further increase in the future, reducing our margins, which could have a negative effect on our financial condition. These requirements include, for example:

•         specialized disclosure and accounting requirements unique to U.S. government contracts;

•         financial and compliance audits;

•         public disclosures of certain contract and company information; and

•         mandatory socioeconomic compliance requirements.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 500,000,000 shares of common stock, of which, as of December 31, 2025, 135,372,269 shares were outstanding, 14,179,507 shares were reserved for future issuance under our stock incentive plan and 52,266,695 shares were issuable upon the exercise of warrants and conversion of debt. As a result, we have a large number of shares of common stock that are authorized for issuance and are not outstanding or otherwise reserved and could be issued at the discretion of our board of directors (our “Board”) or through exercise of options and warrants or conversion of debt. We expect to seek additional financing in the future in order to fund our operations, and if we issue additional shares of common stock or securities convertible into common stock, our existing stockholders will be diluted. Our Board may also choose to issue shares of our common stock or securities convertible into or exercisable for our common stock to acquire assets, corporations or companies, for compensation to employees, officers, directors, consultants and advisors, to fund capital expenditures and to enter into strategic partnerships. Additionally, shares of common stock could be issued for anti-takeover purposes or to delay or prevent changes in control or management of the Company. Our Board may determine to issue shares of our common stock on terms that our stockholders do not believe enhance stockholder value, or that may ultimately have an adverse (including a material adverse) effect on our business or the trading price of our common stock. Further, the issuance of any such shares may cause further dilution to the ownership interest of our current stockholders, reduce the book value per share of our common stock and may contribute to a reduction in the market price for our common stock.

Our principal stockholders own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Certain of our stockholders own a significant percentage of our outstanding capital stock. As of December 31, 2025, our holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 40% of our outstanding shares of common stock. Accordingly, certain stockholders may have significant influence over our affairs due to their substantial stock ownership and, in one case, a position on our Board. For example, these stockholders may be able to control or influence elections of directors, amendments of our organizational documents, or the approval of any merger, sale of assets or our business, or other major corporate transaction. The concentrated ownership of our common stock may also cause additional volatility as fewer of our shares may be traded on a daily basis. Furthermore, any significant sale of common stock by any of these holders could have an adverse impact on the trading price of our common stock. This concentration of ownership may prevent or discourage unsolicited acquisition proposals or offers for our common stock that some of our stockholders may believe is in their best interest.

Our limited number of employees subjects us to significant resource constraints, which may hinder our ability to comply with public company regulations and manage our operations effectively.

We operate with a very small number of employees, and our success depends on the continued service and performance of this lean team. As a public company, we are subject to complex reporting, legal, and accounting requirements that demand significant time and attention. Because of our limited headcount, our executive officers must personally devote a substantial portion of their time to compliance and SEC reporting tasks. This diverts their attention away from our primary business objectives. Our small staff makes it difficult to maintain an ideal "segregation of duties" within our internal control over financial reporting. This increases the risk that errors or fraud could occur and not be detected in a timely manner.  The loss of even one or two employees could disproportionately disrupt our operations, as we lack the "bench strength" or redundancy found in larger organizations to easily redistribute specialized tasks.  To meet our public obligations, we rely on outside consultants, auditors, and legal counsel. This increases our operating costs and makes our compliance dependent on the availability and performance of these third-party providers.

If we are unable to effectively manage our limited human resources or if we fail to scale our staff as our strategy progresses, we may experience delays in our filings, weaknesses in our internal controls, or a failure to execute our business plan, any of which could materially and adversely affect our stock price.

We have never paid dividends on our capital stock, and we do not anticipate paying any cash dividends in the foreseeable future.

The continued operation and expansion of our business will require substantial funding. We have paid no cash dividends on any of our capital stock to date and we currently intend to retain our available cash to fund the development and growth of our business. Any determination to pay dividends in the future will be at the discretion of our Board and will depend upon our results of operations, financial condition, contractual restrictions (such as those of the 2028 Indenture), restrictions imposed by applicable law and other factors our Board deems relevant. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Any return to stockholders will therefore be limited to the appreciation of their stock, which may never occur.

The exercise of warrants to purchase our common stock will increase the number of outstanding shares in the public market and result in dilution to our stockholders.

We have a significant number of outstanding warrants for the purchase of common stock. Outstanding warrants to purchase an aggregate of 18,749,960 shares of common stock became exercisable on November 27, 2021 in accordance with the terms of the warrant agreement governing those securities. These warrants consist of 14,715,170 public warrants and 4,034,790 private placement warrants, related to the initial public offering and financing of Spartacus Acquisition Corp. (a Delaware special purpose acquisition company with which we consummated a business combination in 2021). The 4,034,790 private placement warrants have been registered pursuant to an effective registration statement. Each warrant entitles its holder to purchase one share of common stock at an exercise price of $11.50 per share and will expire at 5:00 p.m., New York time, on October 28, 2026, or earlier upon redemption of our common stock or our liquidation. To the extent warrants are exercised, additional shares of common stock will be issued, which will result in dilution to our then existing stockholders and increase the number of shares eligible for resale in the public market.

Moreover, in conjunction with the issuance of our senior secured notes in 2023 (Refer to Note 8 to our consolidated financial statements for the twelve months ended December 31, 2025 included elsewhere in this Annual Report on Form 10-K for more information), we issued an aggregate of 25,925,927 warrants (the “2023 Debt Warrants”) at an exercise price of $2.16 to purchase shares of our common stock to certain of the purchasers thereof. The 2023 Debt Warrants will expire at 5:00 p.m., New York time, on June 1, 2027. As of December 31, 2025, 10,589,346 2023 Debt Warrants were outstanding.

Additionally, in conjunction with the issuance of the 2028 Notes in 2025 (Refer to Note 8 to our consolidated financial statements for the twelve months ended December 31, 2025 included elsewhere in this Annual Report on Form 10-K for more information), we issued 7,800,000 warrants (the “2025 Debt Warrants” and, together with the 2023 Debt Warrants, the “Debt Warrants”) with exercise prices ranging from $12.56 to $20.00 per share to certain of the purchasers thereof. The 2025 Debt Warrants will expire at 5:00 p.m., New York time, on December 31, 2028. As of December 31, 2025, 7,800,000 2025 Debt Warrants were outstanding.

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

As of December 31, 2025, we have not experienced any material risks from cybersecurity threats, including as a result of any previous cybersecurity incidents or threats, that have materially affected our business strategy, results of operations or financial condition or are reasonably likely to have such a material effect.

Item 2. Properties.

We maintain a distributed workforce with facilities in Reston, Virginia, Santa Clara, California, Puteaux, France, Noida, India and Bangalore, India. Our principle executive office is in Reston, Virginia. Our corporate offices in Virginia include executive, finance, legal and regulatory functions, while our California facility hosts our operations and technology development, among other functions. Our French and Indian locations are focused on software development and research and development functions.

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

Holders

As of March 13, 2026, there were approximately 85 and 7 holders of record of our common stock and warrants, respectively. This number does not include beneficial owners whose shares were held in street name.

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

The graph below compares the cumulative total return of our common stock from October 29, 2021, the date on which our common shares commenced trading on Nasdaq, through December 31, 2025, with the comparable cumulative return of two indices, the S&P 500 Total Return and the S&P Information Technology Total Return. The performance graph and table assume an initial investment of $100 on October 29, 2021. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon the change in share price. The share price performance shown on the graph is not necessarily indicative of future price performance.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Other than as previously disclosed in our Current Reports on Form 8-K, we did not sell any unregistered equity securities during the fiscal year ended December 31, 2025.

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

Overview

We are the market leader in delivering resilient, next generation, complementary positioning, navigation and timing (“PNT”) solutions designed to overcome the limitations and vulnerabilities of existing space-based Global Navigation Satellite Systems (“GNSS”), including the Global Positioning System (“GPS”).  PNT services are used in nearly every facet of our economy. Cellular and electrical distribution systems depend on GPS-based timing, and the mobile app economy relies on location to create innovative services and to drive data and advertising revenue.  Public safety and enhanced 911 (“E911”) save lives every day with the use of location services. GPS has powered the global economy for nearly 40 years. Without high-precision timing from GPS, cellular systems would fail, the distribution of electricity would be impacted, and other aspects of everyday life would be adversely affected.  Recent international events have demonstrated that having viable systems to backup and complement GPS is a national security issue.

Our PNT solutions address these needs and issues in several ways.  Our technology consists of a ground-based transmitter network operating on low-band spectrum assets in a manner similar to the function of GPS satellites.  Unlike satellites, our network signals are designed to be much stronger and extremely difficult to jam or spoof.  In addition, because the signals are terrestrial and low-band, they can penetrate buildings.  As a result, our technology can act as a complement to satellite-based GPS, especially in urban canyons or deep indoors, and as a backup in case traditional GPS fails due to jamming, spoofing, technical failures, solar flares or other risks to satellite-based services.  In addition, our location-based services are three-dimensional. Our core Pinnacle technology uses barometric sensors in smartphones and other communications devices and a network of sensors to determine vertical, or “z-axis”, location.  This technology can provide accurate vertical location data to assist first responders, dispatchers and others, or could be used for autonomous systems, such as drones, in need of precise 3D mapping in urban areas, among other uses.

Our complementary PNT solutions are built on our asset base of FCC licenses that cover 12 MHz of low-band spectrum available for use.  This spectrum consists of a contiguous 8 MHz block of 900 MHz spectrum covering over 90% of the U.S. population and an additional 4 MHz of complementary spectrum covering part of the U.S. population that was transferred to us in 2025 as a result of a transaction with Telesaurus and Skybridge Spectrum Foundation. That transaction also gave us potential rights to an additional 2 MHz of related spectrum covered by terminated Skybridge Spectrum Foundation licenses.  These licenses are subject to a Skybridge and Telesaurus petition for reconsideration seeking reinstatement of these licenses.   For more information on this transaction, refer to Note 3 to our consolidated financial statements for the twelve months ended December 31, 2025 included elsewhere in this Annual Report on Form 10-K.

We are evolving our PNT solutions to use 5G New Radio (“5G NR”) positioning reference signals (“PRS”), under the 3GPP global standard, to determine location and timing - a platform we refer to as NextGen.  We believe the evolution of our existing technologies and services to a 5G NR PRS capability will improve the efficiency, flexibility, and scale of our operations. 5G NR technologies drive enhanced network performance, capacity, and efficiency across multiple industry verticals. 5G NR enables low-latency, high-throughput connectivity and also improves spectral efficiency, which allows operators to increase returns on investment in licensed spectrum and, with respect to our technology, to improve both the density and availability of PNT signals. 5G NR can also support many different applications, including ultra-reliable low-latency communications (URLLC), enhanced mobile broadband (eMBB), and massive machine-type communications (mMTC). These capabilities permit 5G NR to support high-performance broadband services as well as emerging use cases in autonomous systems, industrial automation, and the Internet of Things (IoT).  As a result, spectrum that can support 5G technologies and services is important to broadband providers and their customers.

To enable our evolution to 5G NR, we have filed a Petition for Rulemaking (the “Petition”) asking the FCC to optimize the Lower 900 MHz radio spectrum band to enable 5G NR operations, the delivery of  PNT via a 5G broadband network and in turn support such 5G technologies and services.  Our Petition requests the FCC allow us to use a single, nationwide 15 MHz spectrum configuration for both PNT and 5G broadband.  The Petition is subject to an ongoing FCC regulatory review process, and was referenced in the FCC’s March 27, 2025 PNT Notice of Inquiry.

Under our proposal, the FCC would create a 5 MHz uplink and 10 MHz downlink suitable for 5G operations. We believe modernizing the Lower 900 MHz band will simultaneously enable a high-quality terrestrial PNT network to complement and back up GPS, addressing a critical national security vulnerability, and add 5G broadband capacity.  As such, our NextGen capability is being designed with the goal of enabling one or more mobile network operators or other partners to integrate this optimized Lower 900 MHz spectrum into their 5G network deployments. We expect that these partnerships would result in wide-scale availability of our complementary PNT services and, for our potential partners, additional 5G broadband capacity.

The backbone of wireless data services, electromagnetic spectrum, is a finite resource. Our spectrum licenses, which lie in the Lower 900 MHz band, are referred to as “low-band spectrum.” There is a finite amount of low-band spectrum available, and low-band spectrum has favorable coverage characteristics compared to higher frequencies, including the ability to provide services indoors and over greater distances. These characteristics result in its ability to be used for coverage and to be deployed more economically, with higher-frequency spectrum often used to provide additional capacity in targeted locations. The transition to 5G NR for our PNT services will provide a technical capability to support broadband data services, which, subject to appropriate regulatory approvals, would allow the spectrum to be used to help meet the continued, growing demand for wireless data capacity.

A core element of our strategy is to pursue such partnerships to offset the costs of deploying and operating a widescale, terrestrial PNT network that can act as a complement and backup to GPS. While GPS is fully supported by the U.S. government, we believe it is unlikely that the U.S. government would subsidize an extensive, standalone terrestrial PNT network and other revenue-generating opportunities are limited, given existing use of GPS. However, there is a financially viable path to a widescale terrestrial PNT network that meets critical national security needs through the spectrum optimization proposed by our Petition that would allow it to be used for 5G.

Macroeconomic Factors

Macroeconomic conditions, including changes in overall economic growth and broader business and government spending priorities, could affect our business, financial condition and results of operations. While our business is not highly sensitive to changes in interest rates, inflation or general capital market conditions, adverse macroeconomic developments may reduce or delay spending by wireless carriers, public sector and other commercial customers for our terrestrial PNT services and may affect the timing of planned projects and deployments. In addition, broader economic uncertainty, including the potential for federal government shutdowns, could delay administrative and regulatory actions by governmental agencies, including the Federal Communications Commission, that are important to the commercialization and expansion of our services. We continue to monitor macroeconomic developments and adjust our execution timelines as appropriate; however, prolonged or worsening economic conditions could negatively affect the timing of our initiatives and the pace of adoption of our solutions.

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

Operating Expense

Cost of Goods Sold

Cost of goods sold (“COGS”) consist of personnel-related expenses, including salaries, benefits and stock-based compensation, and allocated facility costs for our operations and manufacturing teams. COGS also includes expenses for site leases, cost of equipment, software license costs, including cloud hosting costs, and professional services related to the maintenance of the equipment at each leased site. Our COGS may fluctuate from period to period based on changes in operating scale.

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

Other Income (Expense)

Other income (expense) consists of miscellaneous non-operating items, such as change in fair value of warrants, change in fair value of derivative liability, debt extinguishment loss, equity method income (loss), and foreign currency gains (losses).

Results of Operations

The following table sets forth our statements of operations for the periods indicated:

	Year Ended
	December 31,
	2025	2024
	(in thousands)
Revenue	$4,573	$5,669
Operating expense:
Cost of goods sold(1)	8,540	10,777
Research and development(1)	18,952	16,242
Selling, general and administrative(1)	39,563	33,510
Depreciation and amortization	7,750	5,238
Total operating expenses	74,805	65,767
Operating loss	(70,232)	(60,098)
Interest expense, net	(12,443)	(9,401)
Other expense	(106,380)	(32,207)
Loss before income taxes	(189,055)	(101,706)
Provision for income taxes	(198)	(173)
Net loss	$(189,253)	$(101,879)

(1)

Cost of goods sold, research and development, and selling, general and administrative expense for the periods do not include depreciation and amortization, which is presented separately in the Consolidated Statements of Comprehensive Loss, but include stock-based compensation as follows:

	Year Ended
	December 31,
	2025	2024
	(in thousands)
Cost of goods sold	$704	$729
Research and development	4,420	4,106
Selling, general and administrative	11,513	9,021
Total stock-based compensation expense	$16,637	$13,856

Comparison of the Fiscal Years Ended December 31, 2025 and 2024

Revenue

	Year Ended
	December 31,
	2025	2024	$ Change	% Change
	(in thousands)
Revenue	$4,573	$5,669	$(1,096)	(19.3)%

Revenue decreased by $1.1 million, or 19%, to $4.6 million for the year ended December 31, 2025 from $5.7 million for the year ended December 31, 2024. The decrease was driven by lower service revenue from technology and services contracts with government and commercial customers. For the year ended December 31, 2025, two customers accounted for 70% and 17% of total revenue. For the year ended December 31, 2024, three customers accounted for 57%, 18% and 11% of total revenue. Accounts receivable as of December 31, 2025 and December 31, 2024 were $2.3 million and $3.3 million, respectively; the deferred revenue balance as of December 31, 2025 and December 31, 2024 was $0.5 million and $0.3 million, respectively.

Operating Expense

Cost of Goods Sold (COGS)

	Year Ended
	December 31,
	2025	2024	$ Change	% Change
	(in thousands)
COGS	$8,540	$10,777	$(2,237)	(20.8)%

COGS decreased by $2.2 million, or 21%, to $8.5 million for the year ended December 31, 2025 from $10.8 million for the year ended December 31, 2024. The decrease was primarily driven by a $0.9 million decrease in payroll-related expenses, a $0.6 million decrease in software license expenses, a $0.4 million decrease in site rent expense, a $0.2 million decrease in non-recurring engineering services, and a $0.1 million decrease in outside consulting expenses.

Research and Development

	Year Ended
	December 31,
	2025	2024	$ Change	% Change
	(in thousands)
Research and Development	$18,952	$16,242	$2,710	16.7%

Research and development expenses increased by $2.7 million, or 17%, to $19.0 million for the year ended December 31, 2025 from $16.2 million for the year ended December 31, 2024. The increase was primarily driven by a $2.8 million increase in non-recurring engineering services, a $0.3 million increase in stock-based compensation, and a $0.2 million increase in other operational expenses. The increases were partially offset by a $0.6 million decrease in software license and cloud expenses.

Selling, General and Administrative

	Year Ended
	December 31,
	2025	2024	$ Change	% Change
	(in thousands)
Selling, General and Administrative	$39,563	$33,510	$6,053	18.1%

Selling, general and administrative expenses increased by $6.1 million, or 18%, to $39.6 million during the year ended December 31, 2025 from $33.5 million in the year ended December 31, 2024. The increase was primarily driven by a $2.5 million increase in stock-based compensation, a $1.6 million increase in outside consulting expenses, a $1.1 million increase in payroll-related expenses driven by headcount costs, a $0.5 million increase in marketing and recruiting cost, a $0.3 million increase in professional services and a $0.1 million increase in other operational expenses.

Depreciation and Amortization

	Year Ended
	December 31,
	2025	2024	$ Change	% Change
	(in thousands)
Depreciation and amortization	$7,750	$5,238	$2,512	48.0%

Depreciation and amortization expenses increased by $2.5 million, or 48%, to $7.8 million during the year ended December 31, 2025 from $5.2 million during the year ended December 31, 2024. The increase in depreciation and amortization expense is primarily driven by accelerated depreciation related to retired network assets.

Interest Expense, Net

	Year Ended
	December 31,
	2025	2024	$ Change	% Change
	(in thousands)
Interest expense, net	$(12,443)	$(9,401)	$(3,042)	32.4%

Interest expense, net of interest income, increased by $3.0 million, or 32%, to $12.4 million for the year ended December 31, 2025, compared to $9.4 million for the year ended December 31, 2024. The increase in interest expense was primarily driven by higher interest and amortization of debt discounts expense.

Other Expense

	Year Ended
	December 31,
	2025	2024	$ Change	% Change
	(in thousands)
Other expense	$(106,380)	$(32,207)	$(74,173)	230.3%

Other expense was $106.4 million for the year ended December 31, 2025 compared with other expense of $32.2 million for the year ended December 31, 2024. The change was primarily driven by a loss resulting from the change in the fair value of the derivative liability, a debt extinguishment loss, a non-cash expense related to warrants issued in connection with the March 2025 debt financing, and losses from the change in the fair value of the warrant liability.

Liquidity and Capital Resources

We have incurred net losses since our inception and to date have generated only limited revenue. We have primarily relied upon debt and equity financings to fund our cash requirements. During the twelve months ended December 31, 2025 and 2024, we incurred net losses of $189.3 million and $101.9 million, respectively. During the twelve months ended December 31, 2025, our net cash used in operating and investing activities was $50.7 million was $64.6 million, respectively. During the twelve months ended December 31, 2024, our net cash used in operating activities and investing activities was $38.0 million and $39.5 million, respectively. As of December 31, 2025, we had cash and cash equivalents and marketable securities of $152.1 million and an accumulated deficit of $1.1 billion. We expect to incur additional losses and higher operating expenses for the foreseeable future. Our primary uses of cash are to fund our operations as we continue to grow our business. We will require a significant amount of cash for expenditures as we invest in ongoing research and development and our PNT networks.

Managing liquidity and our cash position is a priority of ours. We continually work to optimize our expenses in light of the growth of our business, and adapt to changes in the economic environment. We believe that our cash and cash equivalents and marketable securities as of December 31, 2025 will be sufficient to meet our working capital and capital expenditure needs, including all contractual commitments, beyond the next 12 months from the filing of this Annual report on Form 10-K. We believe we will meet longer term expected future cash requirements and obligations through a combination of our existing cash and cash equivalents balances and marketable securities, cash flows from operations, and issuance of equity securities or debt offerings.  However, this determination is based upon internal financial projections and is subject to changes in market and business conditions.

On March 12, 2025, we entered into a Note Purchase Agreement to sell to a group of lenders in a private placement (the “Private Placement”) $190.0 million in aggregate principal amount of 5% Senior Secured Convertible Notes due in 2028 (the “2028 Notes”) at par. The 2028 Notes will mature on June 30, 2028 with interest payable in cash semi-annually in arrears on June 1 and December 1 of each year at 5% per annum. Upon the closing of the Private Placement, the Company used a portion of the net proceeds from the Private Placement to redeem all of its $70.0 million senior secured notes that were issued with a fixed interest rate of 10% to a group of lenders during 2023 (the “2026 Notes”), at a redemption price of 101% of the principal amount of the 2026 Notes, plus accrued and unpaid interest. Refer to Note 8 to our consolidated financial statements for the twelve months ended December 31, 2025 included elsewhere in this Annual Report on Form 10-K for more information.

Cash Flows

The following table summarizes our cash flows for the period indicated:

	Year Ended
	December 31,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(50,745)	$(38,008)
Net cash used in investing activities	(64,554)	(39,467)
Net cash provided by financing activities	120,482	35,103

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

Net cash used in operating activities during 2025 was $50.7 million, resulting primarily from a net loss of $189.3 million adjusted for non-cash charges of $77.2 million for change in the fair value of derivative liability, $16.6 million for stock-based compensation, $13.7 million loss on the early extinguishment of the 2026 Notes, $9.6 million in amortization of debt issuance costs, $9.0 million related to warrants issued in connection with 2028 Notes, $7.8 million for depreciation and amortization, $5.7 million for change in the fair value of warrant liability, $0.1 million in asset retirement obligations accretion expense, and a net increase in operating liabilities of $2.0 million. These changes were partially offset by non-cash income of $3.1 million for realized and unrealized gain on marketable securities, and $0.1 million for equity method investment gain.

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

Cash Flows from Investing Activities

Net cash provided by investing activities during 2025 was $64.6 million, representing net purchase of marketable securities of 63.5 million, acquisition of equity method investments of $0.6 million, and cash used for property and equipment, including internal use software of $0.5 million.

Net cash provided by investing activities during 2024 was $39.5 million, representing net purchase of marketable securities of $35.9 million, and cash used for Asset Purchase Agreement of $2.7 million and cash used for property and equipment, including internal use software of $0.8 million.

Cash Flows from Financing Activities

Net cash provided by financing activities during 2025 was $120.5 million, primarily reflecting cash proceeds from the issuance of the 2028 Notes, net of repayment of the 2026 Notes (refer to Note 8 to our consolidated financial statements for the twelve months ended December 31, 2025 included elsewhere in this Annual Report on Form 10-K for more information) and cash proceeds the from exercise of common stock options and warrants.

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

Long-term debt

The carrying value of long-term debt in the Consolidated Balance Sheets generally consists of principal amount of debt, net of debt discounts. Debt discounts recognized as a result of allocating proceeds to bifurcated embedded derivatives as well as accounting for direct debt issuance costs are amortized to interest expense using the effective interest method.

We evaluate our debt agreements to determine whether debt contains embedded features requiring bifurcation from the debt host in accordance with ASC 815. If an embedded feature requires bifurcation from its debt host, we will account for it as a derivative at fair value. If a hybrid instrument has multiple embedded derivatives requiring bifurcation, we will bifurcate a single compound derivative. The Company uses valuation models to estimate the fair value of the bifurcated embedded derivatives.

In conjunction with the issuance of senior secured convertible notes in March 2025, we bifurcated the embedded conversion option as a derivative liability under ASC 815. For the valuation to record the debt and embedded derivative related to the conversion option at fair value, we used a binomial lattice valuation model and a “with-and-without” valuation methodology at inception and on subsequent valuation dates. This model incorporates inputs such as the stock price of the Company, risk-free interest rate, the transaction-calibrated debt yield and expected volatility. Certain inputs (e.g., expected volatility) involve unobservable inputs and are classified as level 3 of the fair value hierarchy. The sensitivity of the fair value calculation to these methods, assumptions, and estimates included could create materially different results under different conditions or using different assumptions. The fair value of bifurcated derivatives is presented in the same line item as debt in the Company's Consolidated Balance Sheets.

Unamortized debt discounts are written off and included in our gain or loss calculations to the extent the Company extinguishes debt prior to the original maturity.

Recently Issued and Adopted Accounting Standards

For information regarding new accounting pronouncements, and the impact of these pronouncements on our consolidated financial statements, if any, refer to Note 2 to our consolidated financial statements for the year ended December 31, 2025 included elsewhere in this Annual Report on Form 10-K.

Emerging Growth Company Status

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can choose not to take advantage of the extended transition period and comply with the requirements that apply to non-emerging growth companies, and any such election to not take advantage of the extended transition period is irrevocable. Spartacus Acquisition Corp. (a Delaware special purpose acquisition company with which we consummated a business combination in 2021) previously elected to avail itself of the extended transition period, and following the consummation of such 2021 business combination, we became an emerging growth company (for the period described in the immediately succeeding paragraph) and will continue to take advantage of the benefits of the extended transition period emerging growth company status permits. During the extended transition period, it may be difficult or impossible to compare our financial results with the financial results of another public company that complies with public company effective dates for accounting standard updates because of the potential differences in accounting standards used.

We will remain an emerging growth company under the JOBS Act until the earliest of (a) December 31, 2026, (b) the last date of our fiscal year in which we have total annual gross revenue of at least $1.235 billion, (c) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC or (d) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the previous three years.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We had cash and cash equivalents and short-term marketable securities of $152.1 million as of December 31, 2025, which are held for working capital purposes. Our exposure to market risk for changes in interest rates relates primarily to our cash and investments in marketable securities, which consisted of U.S. Government securities and money market funds. The fair values of our investments in U.S. Government securities will generally fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value due to changes in interest rates. The effect of a hypothetical 10% change in interest rates would not have a material impact on our consolidated financial statements.

As of December 31, 2025, we had $190 million in Senior Secured Convertible Notes due 2028 with a fixed interest rate of 5% per annum. Therefore, fluctuations in interest rates do not impact our consolidated financial statements. See Note 8 — Long-term debt, net for additional information.

Concentration of Credit Risk

We deposit our cash with financial institutions, and, at times, such balances may exceed federally insured limits. Management believes the financial institutions that hold our cash and cash equivalents are financially sound and, accordingly, minimal credit risk exists with respect to cash and cash equivalents. In addition, we seek to minimize our exposure to banking risk by limiting the amount of uninsured deposits and investing our excess cash in U.S. government securities and money market funds.

Effects of Inflation and Supply Chain

While inflation and supply chain challenges may impact our revenue and cost of services, we believe the effects of inflation and supply chain challenges on our results of operations and financial condition have not been significant to date. This is particularly true given the moderation of inflationary pressure in the US economy in the last two years. However, there can be no assurance that our results of operations and financial condition will not be materially impacted by inflation or supply chain challenges in the future.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2025.

Management Report on Internal Control Over Financial Reporting; Attestation Report of Registered Public Accounting Firm

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2025, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

This Annual Report on Form 10-K does not include an attestation report of internal controls from the Company’s independent registered public accounting firm due to a transition period established by the rules of the SEC as a result of the Company’s status as an emerging growth company.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Trading Plans

On December 11, 2025 and December 22, 2025, each of James Black, General Counsel, and Timothy Gray, Chief Financial Officer, respectively, entered into a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K), intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Securities Exchange Act of 1934.  Each sales plan applies to previously awarded grants of time-based vesting restricted stock units (“RSUs”) and provides for the automatic sales of a specific percentage of shares following the settlement of vested RSUs in an amount sufficient to satisfy the applicable tax withholding obligation of such executive officer. The sale proceeds will be delivered to the Company in satisfaction of the withholding obligation.

On December 22, 2025, Mariam Sorond, Chief Executive Officer, entered into a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Securities Exchange Act of 1934. The sales plan applies to previously awarded grants of RSUs and performance-based vesting restricted stock units (“PSUs”) and provides for the automatic sales of a specific percentage of shares following the settlement of vested RSUs and PSUs in an amount sufficient to satisfy the applicable tax withholding obligation of Ms. Sorond. The sale proceeds will be delivered to the Company in satisfaction of the withholding obligation.

The exact number of shares that would be sold for withholding purposes under each of the described plans currently is unknown as that number will vary based on the market price of Company common stock on the vesting date and other factors. The sales plans for both Mr. Black and Mr. Gray expire on December 31, 2026. Ms. Sorond’s plan expires on March 31, 2027.

No other officers (as defined in Rule 16a-1(f) of the Exchange Act) or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K) during the fiscal quarter ended December 31, 2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Code of Conduct and Ethics

Our Board has adopted a written Code of Conduct and Ethics (the “Code of Conduct”) applicable to our and our subsidiaries’ directors, officers and employees (each, a “Covered Person”). The Code of Conduct covers fundamental ethical and compliance-related principles and practices such as accurate accounting records and financial reporting, avoiding conflicts of interest, the protection and use of our property and information and compliance with legal and regulatory requirements. A current copy of the Code of Conduct is posted on the Governance section of the Investors page of our website, which is located at www.nextnav.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any substantive amendment to, or waiver from, a provision of the Code of Conduct by posting such information on the website address and location specified above. On November 4, 2025, our Board approved an amended and restated Code of Conduct, which was posted at this website address.

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

The additional information required by this item will be set forth under the sections entitled “Board of Directors,” “Corporate Governance” and “Executive Officers” in our 2026 Proxy Statement to be filed with the SEC within 120 days of December 31, 2025 and is incorporated by reference into this Annual Report on Form 10-K.

Item 11. Executive Compensation.

The information required by this item will be set forth under the section entitled “Executive and Director Compensation” in our 2026 Proxy Statement to be filed with the SEC within 120 days of December 31, 2025 and is incorporated by reference into this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be set forth under the sections entitled “Securities Authorized for Issuance Under Equity Compensation Plans at December 31, 2025” and “Security Ownership of Certain Beneficial Owners and Management” in our 2026 Proxy Statement to be filed with the SEC within 120 days of December 31, 2025 and is incorporated by reference into this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be set forth under the sections entitled “Transactions with Related Parties” and “Corporate Governance” in our 2026 Proxy Statement to be filed with the SEC within 120 days of December 31, 2025 and is incorporated by reference into this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services.

The information required by this item will be set forth under the section entitled “Fees Paid to Independent Registered Public Accounting Firm” in our 2026 Proxy Statement to be filed with the SEC within 120 days of December 31, 2025 and is incorporated by reference into this Annual Report on Form 10-K.

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

4.11*†

Note Purchase Agreement, dated March 12, 2025, by and among NextNav Inc. and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by NextNav Inc. on March 13, 2025).

4.12*

Indenture, dated March 27, 2025, by and among NextNav Inc., the subsidiaries that are notes guarantors listed therein, and GLAS Trust Company, LLC, as trustee and notes collateral agent (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended March 31, 2025 filed by NextNav Inc. on May 9, 2025).

4.13*†

Security Agreement, dated March 27, 2025, by and among NextNav Inc., the subsidiaries listed therein, and GLAS Trust Company LLC, as collateral agent. (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the period ended March 31, 2025 filed by NextNav Inc. on May 9, 2025).

4.14*	Form of Warrant to Purchase Common Stock of NextNav Inc. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by NextNav Inc. on March 13, 2025).
4.15*	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by NextNav Inc. on March 13, 2025).
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

10.12*+

Form of Restricted Stock Unit Agreement under the NextNav Inc. 2021 Omnibus Incentive Plan (for grants pursuant to the 2021 business combination with Spartacus) (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 filed by NextNav Inc. on November 17, 2021).

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

10.21*+†

Employment Agreement, dated February 27, 2025, by and among NextNav, Inc., NextNav, LLC, and James Black (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q for the period ended March 31, 2025 filed by NextNav Inc. on May 9, 2025).

10.22*+†

Executive Agreement, dated September 18, 2024, by and among NextNav, Inc., NextNav, LLC, and Susan Insley (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q for the period ended March 31, 2025 filed by NextNav Inc. on May 9, 2025).

10.23*+

NextNav Inc. Non-Employee Director 2025-2026 Compensation Policy (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2025 filed by NextNav Inc. on August 6, 2025).

10.24*+†

Employment Agreement, dated as of September 3, 2025, by and between NextNav Inc., NextNav, LLC, and Timothy Gray (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2025 filed by NextNav Inc. on November 6, 2025).

10.25*

Amendment, dated as of October 9, 2025, to Equipment, Network Colocation and Installation Agreement, dated October 7, 2019, by and between NextNav, LLC and AT&T Services, Inc. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended September 30, 2025 filed by NextNav Inc. on November 6, 2025).

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

NEXTNAV INC.

Date: March 17, 2026	By:	/s/Mariam Sorond
	Name:	Mariam Sorond
	Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/Mariam Sorond	President, Chief Executive Officer and Chair of the Board of Directors	March 17, 2026
Mariam Sorond	(Principal Executive Officer)

/s/ Timothy A. Gray	Chief Financial Officer	March 17, 2026
Timothy A. Gray	(Principal Financial Officer)

/s/ Sammaad R. Shams	Chief Accounting Officer	March 17, 2026
Sammaad R. Shams	(Principal Accounting Officer)

/s/ H. Wyman Howard III	Director	March 17, 2026
H. Wyman Howard III

/s/ Alan B. Howe	Director	March 17, 2026
Alan B. Howe

/s/ Bandel L. Carano	Director	March 17, 2026
Bandel L. Carano

/s/ Jonathan A. Marcus	Director	March 17, 2026
Jonathan A. Marcus

/s/ John B. Muleta	Director	March 17, 2026
John B. Muleta

/s/ Nicola Palmer	Director	March 17, 2026
Nicola Palmer

/s/ Lorin Selby	Director	March 17, 2026
Lorin Selby

/s/ Neil S. Subin	Director	March 17, 2026
Neil S. Subin

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of NextNav Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NextNav Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of comprehensive loss, changes in equity and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

Tysons, Virginia

March 17, 2026

NextNav Inc.

Consolidated Balance Sheets

	December 31,
	2025	2024
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$44,757	$39,330
Short term investments	107,381	40,785
Accounts receivable	2,346	3,301
Other current assets	2,927	2,629
Total current assets	$157,411	$86,045
Property and equipment, net of accumulated depreciation of $16,458 and $13,716 at December 31, 2025 and 2024, respectively	11,763	17,974
Operating lease right-of-use assets	14,856	17,368
Goodwill	19,161	16,966
Intangible assets, net	42,167	9,589
Other assets	1,661	13,798
Total assets	$247,019	$161,740
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$661	$858
Accrued expenses and other current liabilities	8,560	8,536
Operating lease current liabilities	2,673	2,462
Deferred revenue	491	288
Total current liabilities	$12,385	$12,144
Warrants	33,167	28,707
Operating lease noncurrent liabilities	12,337	14,352
Long-term debt, net	273,589	54,621
Other long-term liabilities	1,776	1,795
Total liabilities	$333,254	$111,619
Stockholders’ equity:
Common Stock, authorized 500,000,000 shares; 135,504,497 and 131,268,940 shares issued and 135,372,269 and 131,136,712 shares outstanding at December 31, 2025 and 2024, respectively	$15	$14
Additional paid-in capital	961,991	912,241
Accumulated other comprehensive income	3,811	665
Accumulated deficit	(1,051,359)	(862,106)
Common stock in treasury, at cost, 132,228 shares at both December 31, 2025 and December 31, 2024.	(693)	(693)
Total stockholders’ equity (deficit)	$(86,235)	$50,121
Total liabilities and stockholders’ equity	$247,019	$161,740

See accompanying notes.

NextNav INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2025	2024
	(in thousands, except per share amounts)
Revenue	$4,573	$5,669
Operating expenses:
Cost of goods sold (exclusive of depreciation and amortization)	8,540	10,777
Research and development	18,952	16,242
Selling, general and administrative	39,563	33,510
Depreciation and amortization	7,750	5,238
Total operating expenses	$74,805	$65,767
Operating loss	(70,232)	(60,098)
Other income (expense):
Interest expense, net	(12,443)	(9,401)
Debt extinguishment loss	(14,434)	—
Change in fair value of warrants	(5,701)	(33,177)
Change in fair value of derivative liability	(77,184)	—
Other income (loss), net	(9,061)	970
Loss before income taxes	$(189,055)	$(101,706)
Provision for income taxes	(198)	(173)
Net loss	$(189,253)	$(101,879)
Foreign currency translation adjustment	3,146	(1,533)
Comprehensive loss	$(186,107)	$(103,412)
Net loss	$(189,253)	$(101,879)
Net loss attributable to common stockholders	$(189,253)	$(101,879)
Weighted average of shares outstanding – basic and diluted	132,866	121,500
Net loss attributable to common stockholders per share – basic and diluted	$(1.42)	$(0.84)

See accompanying notes.

NextNav INC.

Consolidated Statements of Changes in equity

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Treasury stock, at cost	Stockholders’ Equity (Deficit)	Non-controlling Interest	Total Equity
	Shares	Value
Balance, December 31, 2023	111,132,222	$12	$837,416	$(760,227)	$2,198	$(665)	$78,734	$1,362	$80,096
Vesting of RSUs	2,456,403	1	—	—	—	—	1	—	1
Issuance of RSAs	269,453	—	—	—	—	—	—	—	—
Exercise of common stock options	1,381,143	—	3,787	—	—	—	3,787	—	3,787
Exercise of common warrants	14,531,193	1	31,386	—	—	—	31,387	—	31,387
Stock-based compensation expense	—	—	14,040	—	—	—	14,040	—	14,040
Interest payment through issuance of shares of common stock	352,171	—	3,842	—	—	—	3,842	—	3,842
Redemption of non-controlling interests	397,037	—	1,429	—	—	—	1,429	(1,362)	67
Reclassification of warrant liability to common stock warrants	—	—	11,523	—	—	—	11,523	—	11,523
Shares of Common Stock received from settlement of employee receivables	(3,016)	—	—	—	—	(28)	(28)	—	(28)
Shares of Common Stock issued to settle Asset Purchase Agreement liability	620,106	—	8,818	—	—	—	8,818	—	8,818
Net loss	—	—	—	(101,879)	—	—	(101,879)	—	(101,879)
Foreign currency translation adjustment	—	—	—	—	(1,533)	—	(1,533)	—	(1,533)
Balance, December 31, 2024	131,136,712	$14	$912,241	$(862,106)	$665	$(693)	$50,121	$—	$50,121
Vesting of RSUs	1,902,059	1	—	—	—	—	1	—	1
Issuance of RSAs	120,265	—	—	—	—	—	—	—	—
Exercise of common stock options	621,226	—	1,957	—	—	—	1,957	—	1,957
Exercise of common warrants	397,187	—	858	—	—	—	858	—	858
Stock-based compensation expense	—	—	16,294	—	—	—	16,294	—	16,294
Issuance of Common Warrants	—	—	9,006	—	—	—	9,006	—	9,006
Reclassification of warrant liability to common stock warrants	—	—	1,241	—	—	—	1,241	—	1,241
Issuance of shares for asset purchase agreement	1,194,820	—	20,394	—	—	—	20,394	—	20,394
Net loss	—	—	—	(189,253)	—	—	(189,253)	—	(189,253)
Foreign currency translation adjustment	—	—	—	—	3,146	—	3,146	—	3,146
Balance, December 31, 2025	135,372,269	15	961,991	(1,051,359)	3,811	(693)	(86,235)	—	(86,235)

See accompanying notes.

NextNav INC.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2025	2024
	(in thousands)
Operating activities
Net loss	$(189,253)	$(101,879)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,750	5,238
Equity-based compensation	16,637	13,856
Change in fair value of warrants	5,701	33,177
Debt extinguishment loss	13,734	—
Issuance of common warrants	9,006	—
Change in fair value of derivative liability	77,184	—
Change in fair value of asset purchase agreement liability	—	(966)
Realized and unrealized gain on short term investments	(3,066)	(888)
Equity method investment (gain)loss	(58)	175
Asset retirement obligation accretion	104	76
Amortization of debt discount	9,566	6,174
Changes in operating assets and liabilities:
Accounts receivable	955	(969)
Other current assets	(231)	388
Other assets	167	110
Accounts payable	(197)	467
Deferred revenue	203	(9)
Accrued expenses and other liabilities	362	5,990
Operating lease right-of-use assets and liabilities	691	1,052
Net cash used in operating activities	$(50,745)	$(38,008)

Investing activities
Purchases of network assets, property, and equipment	(50)	(350)
Purchase of equity method investment	(550)	—
Purchase of internal use software	(424)	(442)
Purchase of marketable securities	(281,530)	(82,443)
Sale and maturity of marketable securities	218,000	46,500
Payment for asset purchase agreement liability	—	(2,732)
Net cash used in investing activities	$(64,554)	$(39,467)

Financing activities
Proceeds from 2028 senior convertible notes	190,000	—
Repayment of 2026 senior secured notes	(70,700)	—
Payments towards debt issuance cost	(1,517)	—
Payments towards debt	(116)	(111)
Proceeds from exercise of common stock options	1,957	3,787
Proceeds from exercise of common warrants	858	31,387
Redemption of non-controlling interests	—	40
Net cash provided by financing activities	$120,482	$35,103
Effect of exchange rates on cash and cash equivalents	244	(176)
Net increase (decrease) in cash and cash equivalents	5,427	(42,548)
Cash and cash equivalents at beginning of period	39,330	81,878
Cash and cash equivalents at end of period	$44,757	$39,330

Supplemental disclosures
Issuance of shares for asset purchase agreement	$20,394	$—
Issuance of warrants	$9,006	$—
Interest paid in cash	$8,694	$3,502
Reclassification of warrant liability to common stock warrants	$1,241	$11,523
Income taxes paid, net	$186	$195
Interest paid in shares	$—	$3,842

See accompanying notes.

NextNav INC.

Notes to Consolidated Financial Statements

1. Organization and Business

Principal Business

NextNav Inc., together with its consolidated subsidiaries (“NextNav” or the “Company”) is the market leader in delivering resilient, next generation, complementary positioning, navigation and timing (“PNT”) solutions designed to overcome the limitations and vulnerabilities of existing space-based Global Navigation Satellite Systems (“GNSS”), including the Global Positioning System (“GPS”).

The Company is evolving its PNT solutions to use 5G New Radio (“5G NR”) positioning reference signals (“PRS”), under the 3GPP global standard, to determine location and timing - a platform the Company refers to as NextGen.  The Company believes the evolution of its existing technologies and services to a 5G NR PRS capability will improve the efficiency, flexibility, and scale of its operations. 5G NR technologies drive enhanced network performance, capacity, and efficiency across multiple industry verticals.

Since its inception, NextNav has incurred recurring losses and generated negative cash flows from operations and has primarily relied upon debt and equity financings to fund its cash requirements. During the years ended December 31, 2025 and 2024, the Company incurred net losses of $189.3 million and $101.9 million, respectively. During the years ended December 31, 2025 and 2024, net cash used in operating activities was $50.7 million and $38.0 million, respectively. As of December 31, 2025, cash and cash equivalents and marketable securities was $152.1 million. The Company’s primary use of cash is to fund operations as NextNav continues to perform research and development and grow. The Company expects to incur additional losses and higher operating expenses for the foreseeable future, specifically as NextNav invests in ongoing research and development and its PNT networks.

Managing liquidity and the Company’s cash position is a priority of the Company. The Company continually works to optimize its expenses in light of the growth of its business and adapt to changes in the economic environment. The Company believes that the cash and cash equivalents and marketable securities as of December 31, 2025 will be sufficient to meet its working capital and capital expenditure needs, including all contractual commitments, beyond the next 12 months from the date of filing this Annual Report on Form 10-K. The Company believes it will meet longer term expected future cash requirements and obligations through a combination of its existing cash and cash equivalents balances and marketable securities, cash flows from operations, and issuance of equity securities or debt offerings. However, this determination is based upon internal financial projections and is subject to changes in market and business conditions.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”).  All intercompany transactions and balances have been eliminated in these consolidated financial statements.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period and accompanying notes. These estimates include those related to the useful lives and recoverability of long-lived and intangible assets, valuation of common stock warrants, derivative liability-conversion option, income taxes and equity-based compensation, among others. NextNav bases estimates on historical experience, anticipated results and various other assumptions, including assumptions of future events, it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets, liabilities, equity, revenue and expenses, that are not readily apparent from other sources. Actual results and outcomes could differ materially from these estimates and assumptions.

NEXTNAV INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents and Marketable Securities

Cash and cash equivalents include all cash in banks and highly liquid investments with an original maturity of three months or less when purchased. The combined account balances held on deposit at each institution typically exceed Federal Deposit Insurance Corporation (“FDIC”) insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company seeks to reduce this risk by maintaining such deposits with high quality financial institutions that management believes are creditworthy. Further, the Company seeks to minimize its exposure to banking risk by limiting the amount of uninsured deposits and investing its excess cash in U.S. government securities and money market funds.

The Company invests excess cash primarily in U.S. treasury bills and money market funds. The Company classifies all marketable securities that have stated maturities of three months or less from the date of purchase as cash equivalents, and those that have stated maturities of over three months but one year or less as short-term investments on the Consolidated Balance Sheets. The Company determines the appropriate classification of investments in marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. Marketable securities that are held for resale are classified as "trading securities" and are measured at fair value with the related gains and losses, including unrealized, recognized in interest expense, net. Marketable securities not classified as held to maturity or as trading securities are classified as "available-for-sale securities" and the fair value option (“FVO”) was elected, for which related gains and losses, including unrealized gains and losses and interest, are recognized in interest expense, net. The FVO election allows the Company to account for the marketable securities at fair value, which is consistent with the manner in which the instruments are managed. For the twelve months ended December 31, 2025 and 2024, the Company recorded $5.4 million and $0.9 million gains from fair value changes from FVO available-for-sale debt securities, which were recorded within interest expense, net in the Consolidated Statements of Comprehensive Loss.

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

The Company evaluates equity method investment for impairment based upon a comparison of the fair value of the equity method investment to its carrying value, when impairment indicators exist. If the Company determines a decline in the fair value of an equity method investment below its carrying value is other-than-temporary, an impairment is recorded. Determining fair value involves significant judgment. The Company’s estimates consider alternative evidence including, but not limited to, general economic conditions and other relevant factors. The Company did not recognize any impairment losses for its equity method investment for the year ended December 31, 2025.

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

NextNav records asset retirement obligations associated with the contractually required removal of property and equipment assets from leased properties. When an asset retirement obligation is identified, NextNav records the fair value of the obligation discounted at present value as a liability. The fair value of the obligation is also capitalized as property and equipment, which is amortized over the estimated remaining useful life of the associated asset. Accretion expense on the liability is recognized over the estimated life of the related assets. The carrying value of asset retirement obligations as of December 31, 2025 is classified in other long-term liabilities.

Asset retirement obligations for the years ended December 31, 2025 and 2024 were:

	Year Ended
	December 31,
	2025	2024
	(in thousands)
Beginning Balance	$1,643	$1,340
Liabilities incurred	54	—
Liabilities settled	(76)	(100)
Change in estimates	—	327
Accretion	104	76
Ending Balance	$1,725	$1,643

Depreciation and Amortization are computed using the straight-line method over the estimated useful lives of the assets as follows:

Pinnacle and PNT network	5–8 years
Office equipment, furniture and internal use software	2–5 years
Leasehold improvements	Shorter of the useful life or lease term
Acquired finite-lived intangible assets	12 years

Certain decommissioned network assets were retired in 2025 as the Company evolves its technology platform to NextGen. The Company recorded $2.5 million of accelerated depreciation expense on these assets as depreciation and amortization in the Consolidated Statements of Comprehensive Loss for the year ended December 31, 2025. No network assets were retired in 2024.

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

Software developed for internal use, with no substantive plans to market such software at the time of development, are capitalized and included in intangible assets in the Consolidated Balance Sheets. Costs incurred during the preliminary planning and evaluation and post implementation stages of the project are expensed as incurred. Costs incurred during the application development stage of the project are capitalized. During the year ended December 31, 2025 and 2024, the Company capitalized $0.5 million of development costs related to internal-use software in each year.

Internal use software is amortized over a three year useful life. Amortization of internal use software was $0.8 million and $0.7 million for the years ended December 31, 2025 and December 31, 2024, respectively.

Acquired finite-lived intangible assets

Acquired finite-lived intangible assets primarily includes proprietary technology and software. See Note 4 — Property, Equipment, Network Under Construction, and Intangible Assets.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company operates as one reporting unit. When testing goodwill for impairment, the Company may first perform an optional qualitative assessment. If the Company determines it is not more likely than not the reporting unit’s fair value is less than its carrying value, then no further analysis is necessary. If the Company determines that it is more likely than not that the fair value of its reporting unit is less than its carrying amount, then the quantitative impairment test will be performed. Under the quantitative impairment test, if the carrying amount of the Company’s reporting unit exceeds its fair value, the Company will recognize an impairment loss in an amount equal to that excess but limited to the total amount of goodwill. No goodwill impairment was recorded for the years ended December 31, 2025 and December 31, 2024. The following summarizes the Company’s goodwill activities (in thousands):

	Year Ended
	December 31,
	2025	2024
	(in thousands)
Beginning Balance	$16,966	$17,977
Changes in foreign exchange rates	2,195	(1,011)
Ending Balance	$19,161	$16,966

Impairment

NextNav’s long-lived assets, including property and equipment, network under construction, intangible assets and right-of-use lease assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, impairment is determined by comparing the carrying value of these long-lived assets to management’s probability weighted estimate of the future undiscounted cash flows expected to result from the use of the asset or asset group. In the event an impairment exists, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset group. For the years ended December 31, 2025, and 2024, the Company determined that no events or changes in circumstances existed that would indicate any impairment of its long-lived assets.

NEXTNAV INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Indefinite-Lived Intangible assets

NextNav holds wireless Multilateration Location and Monitoring Service (“LMS”) licenses. Certain general regulatory requirements apply to some of the licensed wireless spectrum held by NextNav, including, for example, certain build-out or “substantial service” requirements, which generally must be satisfied as a condition to the license. NextNav is actively engaged in either meeting such requirements currently or seeking an extension of such requirements from the Federal Communications Commission (“FCC”) for each of its LMS licenses subject to the requirements. Although licenses are issued by the FCC for only a fixed time, ten years, such licenses are subject to renewal by the FCC, based on the achievement of certain milestones and a finding that such renewal would serve the public interest. Upon renewal, the licenses are granted for additional ten-year periods. Renewal of NextNav’s licenses has occurred previously and at nominal cost. As a result, NextNav treats its wireless LMS spectrum licenses as an indefinite-lived intangible asset. NextNav reevaluates the useful life determination for wireless licenses each year to determine whether events and circumstances continue to support an indefinite useful life. Costs incurred to maintain the FCC licenses are recorded in operating expenses.

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

Based on its qualitative assessment performed for the years ended December 31, 2025 and 2024, NextNav concluded that it was not more likely than not that the fair value of its indefinite-lived asset is less than its carrying amount, and as such, no impairment exists.

NEXTNAV INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-term debt

The carrying value of long-term debt in the Consolidated Balance Sheets generally consists of principal amount of debt, net of debt discounts. The Company evaluates its debt agreements to determine whether debt contains embedded features requiring bifurcation from the debt host in accordance with Accounting Standards Codification 815, Derivatives and Hedging ("ASC 815"). If an embedded feature requires bifurcation from its debt host, the Company will account for it as a derivative at fair value. If a hybrid instrument has multiple embedded derivatives requiring bifurcation, the Company will bifurcate a single compound derivative. The Company uses valuation models to estimate the fair value of the bifurcated embedded derivatives. Debt discounts recognized as a result of allocating proceeds to bifurcated embedded derivatives as well as accounting for direct debt issuance costs are amortized to interest expense using the effective interest method.

The fair value of bifurcated derivatives is presented in the same line item as debt in the Consolidated Balance Sheets.

Unamortized debt discounts are written off and included in the Company’s gain or loss calculations to the extent the Company extinguishes debt prior to the original maturity.

Non-controlling Interests

The non-controlling interest in the Company’s consolidated financial statements represented the warrants for Nestwave, SAS (as subsequently renamed, “NextNav France”) shares that were owned by the selling shareholders of NextNav France, which was acquired by the Company in 2022. Holders of the warrants did not have the right to income or obligation to losses of NextNav France, and the Company did not attribute any net loss to the non-controlling interests. In October 2023, the Company issued 591,658 unregistered shares of its common stock in connection with the Company’s acquisition of the issued and outstanding shares of NextNav France, pursuant to certain agreements by and among the Company and certain shareholders of NextNav France, dated October 28, 2022.  This resulted in a $2.5 million redemption of the non-controlling interests in 2023. In May 2024, the Company issued 397,037 unregistered shares of its common stock in connection with the Company’s acquisition of all of the issued and outstanding shares of NextNav France. This resulted in a $1.4 million redemption in full of the non-controlling interests in 2024. As of December 31, 2025, the Company does not have any non-controlling interests.

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

The following table presents the Company’s revenue disaggregated by category and source:

	Year Ended
	December 31,
	2025	2024
	(in thousands)
Commercial	$3,759	$4,599
Government contracts	814	1,068
Equipment sales	—	2
Total revenue	$4,573	$5,669

Contract Balances

Accounts receivable are billed and unbilled amounts related to the Company’s rights to consideration as performance obligations are satisfied when the rights to payment become unconditional but for the passage of time. As of December 31, 2025 and 2024, the Company’s accounts receivable balances were $2.3 million and $3.3 million, respectively. The Company assesses collectability by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when the Company identifies specific customers with known disputes or collectability issues. In determining the amount of the allowance for credit losses, the Company considers historical collectability based on past due status and makes judgments about the creditworthiness of customers based on ongoing credit evaluations. The Company also considers customer-specific information, current market conditions, and reasonable and supportable forecasts of future economic condition. An allowance for credit losses for accounts receivable is recorded as an offset to accounts receivable, and changes in such are classified as selling, general and administrative expense in the Consolidated Statements of Comprehensive Loss. As of December 31, 2025 and 2024, all accounts receivable balances were current and no allowance for credit losses were recorded.

NEXTNAV INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contract liabilities relate to amounts billed in advance, or advance consideration received from customers, for which transfer of control of the good or service occurs at a later point in time. As of December 31, 2025 and 2024, the Company’s contract liabilities balances were $491 thousand and $288 thousand, respectively, and are recorded in deferred revenue in the Consolidated Balance Sheets.

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

The following details the amount of stock-based compensation included in cost of goods sold, research and development, and selling, general and administrative expenses:

	Year Ended
	December 31,
	2025	2024
	(in thousands)
Cost of goods sold	$704	$729
Research and development	4,420	4,106
Selling, general and administrative	11,513	9,021
Total stock-based compensation expense	$16,637	$13,856

NEXTNAV INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basic and Diluted Net Loss per Share

Basic loss per share (“EPS”) excludes dilution for common stock equivalents and is computed by dividing net loss available to stockholders by the weighted-average number of shares of common stock outstanding for the period. Restricted shares are included in the computation of basic EPS as they vest.

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

The determination of the diluted weighted average shares is included in the following calculation of EPS:

	Year Ended
	December 31,
	2025	2024
	(in thousands, except per share amounts)
Numerator
Net loss attributable to common stockholders	$189,253	$101,879

Denominator
Weighted average shares – basic and diluted	132,866	121,500
Basic and diluted loss per share	$1.42	$0.84

The following details anti-dilutive unvested restricted stock units and unvested restricted stock awards, as well as the anti-dilutive effects of the outstanding warrants, convertible notes, and stock options:

	Year Ended
	December 31,
	2025	2024
	(in thousands)
Antidilutive Shares Excluded
Warrants	37,139	29,736
Stock Options	3,827	3,628
Unvested Restricted Stock Units	3,334	4,401
Unvested Restricted Stock Awards	205	231
2028 Notes Convertible Stock	15,127	—

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

Net transaction gains (losses) from foreign currency contracts recorded in the Consolidated Statements of Comprehensive Loss were immaterial for the fiscal years ended December 31, 2025 and 2024. The only component of other comprehensive loss is currency translation adjustments for all periods presented. No income tax expense was allocated to the currency translation adjustments.

Segments

NextNav operates as one operating segment. NextNav’s chief operating decision maker (“CODM”) is its Chief Executive Officer, who reviews financial information presented on an entity-wide basis for purposes of making operating decisions, assessing financial performance and allocating resources. See Note 16 – Segments for detail.

NEXTNAV INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (the “FASB”)  issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires the Company to disclose additional information on the rate reconciliation and income taxes paid. The Company adopted ASU 2023-09 for the year ended December 31, 2025, and applied the new disclosure requirements retrospectively. Adoption of ASU 2023-09 did not have an impact on the Company’s Consolidated Balance Sheets, Consolidated Statements of Comprehensive Loss or Consolidated Statements of Cash Flows. See Note 14 -  Income Taxes in the accompanying notes to the consolidated financial statements for further detail.

Recent Accounting Developments Not Yet Adopted

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

In September 2025, the FASB issued ASU 2025-06, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40) — Targeted Improvements to the Accounting for Internal-Use Software, which amends the criteria used to begin capitalizing software costs. ASU 2025-06 is effective for the Company's annual periods beginning January 1, 2028, with early adoption and prospective, modified retrospective and retrospective applications permitted. The Company has not yet adopted ASU 2025-06 and is currently evaluating the potential effect of the adoption on its consolidated financial statements.

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

NEXTNAV INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Transaction closed on September 19, 2025. In connection with the Closing, the Company issued 1,194,820 shares of common stock equivalent to the $20 million Closing Consideration.

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

Upon Closing, the Company:

•              Released the prepaid consideration of $12.6 million from other assets in the Consolidated Balance Sheet; and

•              Recognized the acquired M-LMS Licenses as intangible assets in the Consolidated Balance Sheet at a value of $33.0 million, which was comprised of (i) $12.6 million prepaid consideration and (ii) $20.4 million related to the fair value of shares issued for Closing Consideration (based on closing date share price of $17.07)

The acquired M-LMS Licenses are classified as indefinite-lived intangible assets in the Consolidated Balance Sheet. The Company reevaluates the useful life determination for wireless licenses each year to determine whether events and circumstances continue to support an indefinite useful life. See Note 2 — Summary of Significant Accounting Policies.

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

4. Property and Equipment, and Intangible Assets

Property and equipment, net consisted of the following:

	Year Ended
	December 31,
	2025	2024
	(in thousands)
Network under construction	$582	$1,664
PNT network	25,452	27,903
Office equipment, furniture, and leasehold improvements	2,187	2,123
Accumulated depreciation	(16,458)	(13,716)
Property and equipment, net	$11,763	$17,974

NEXTNAV INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation expense on property and equipment was $6.3 million and $4.0 million for the years ended December 31, 2025 and 2024, respectively.

No impairment was recorded for the years ended December 31, 2025 or 2024.

Intangible assets as of December 31, 2025 consisted of the following (in thousands):

	Gross Amount	Accumulated Amortization	Net Carrying Value
Indefinite-Lived intangible assets	$36,443	$—	$36,443
Acquired Software	7,602	3,264	4,338
Acquired Technology	639	182	457
Internal Use Software	3,650	2,721	929
	$48,334	$6,167	$42,167

The weighted average remaining useful lives of acquired software and acquired technology were 8.8 years as of December 31, 2025.

Intangible assets as of December 31, 2024 consisted of the following (in thousands):

	Gross Amount	Accumulated Amortization	Net Carrying Value
Indefinite-Lived intangible assets	$3,467	$—	$3,467
Acquired Software	6,907	2,492	4,415
Acquired Technology	566	102	464
Internal Use Software	3,120	1,877	1,243
	$14,060	$4,471	$9,589

The weighted average remaining useful lives of acquired software and acquired technology were 9.8 years as of December 31, 2024.

Amortization expense on intangible assets was $1.5 million and $1.2 million for the years ended December 31, 2025 and 2024, respectively. Future amortization is expected as follows:

2026	$1,147
2027	782
2028	633
2029	542
2030 and thereafter	2,620
$5,724

5. Leases

All leases were classified as operating leases as of December 31, 2025 and 2024.

Components of operating lease expense were as follows (in thousands):

	Year Ended
	December 31,
	2025	2024
Operating lease cost	$4,915	$5,133
Variable lease cost	$302	$209
Short-term lease cost	$130	$311

NEXTNAV INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental information related to operating leases was as follows (in thousands):

	Year Ended
	December 31,
	2025	2024
Operating cash flows from operating leases	$4,658	$4,574
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,047	$2,068

As of December 31, 2025, the Company's operating leases had a weighted average remaining lease term of 6.0 years and a weighted average discount rate of 8.0%.

Future lease payments under operating leases as of December 31, 2025 were as follows (in thousands):

2026	$3,928
2027	3,104
2028	2,813
2029	2,547
2030	2,154
Thereafter	4,720
Total undiscounted future lease payments	$19,266
Less: imputed interest	(4,256)
Total lease liability balance	$15,010

As of December 31, 2025, and 2024, the Company did not enter into leases that have not yet commenced.

6. Equity Method Investment

The Company has an investment in MetCom Inc., a privately-owned Japanese joint stock company (kabushiki kaisha) (“MetCom”). The Company provides licenses to its technology, infrastructure and subscriber equipment to MetCom to support MetCom’s efforts in commercializing terrestrial positioning technology (both TerraPoiNT and Pinnacle) in Japan. Due to the technological dependencies, the Company’s equity ownership and representation on MetCom’s board of directors, the Company has significant influence, but not controlling interest, over MetCom. The Company’s investment in MetCom is accounted for under the equity method. The basis difference in the Company’s cost basis and the basis reflected at the investee entity level is allocated to equity method goodwill and is not amortized.

During the fourth quarter of 2025, the Company, together with other third-party investors, participated in MetCom’s series BBB round fund raising and invested $550 thousand in exchange for 95,168 shares at JPY900 per share. As a result, the Company’s total ownership of MetCom decreased from 14.8% to 13.8%.  The Company recorded a change of interest gain of $222 thousand in other income (loss), net in the Consolidated Statements of Comprehensive Loss for the year ended December 31, 2025.

As of December 31, 2025, the Company’s total ownership of MetCom consisted of 797,502 shares, representing ownership of 13.8%. The Company recognized losses of $164 thousand and $175 thousand for the years ended December 31, 2025 and 2024, respectively, related to its share of MetCom’s operating results, and is recorded in other income (loss), net in the Consolidated Statements of Comprehensive Loss. The carrying value of the Company’s investment in MetCom was $1.1 million and $0.5 million as of December 31, 2025 and 2024, respectively, and is classified in other long-term assets in the Consolidated Balance Sheets. The Company had $28 thousand and $13 thousand in accounts receivable from MetCom as of  December 31, 2025 and 2024, respectively.

As part of MetCom’s series BBB round fund raising, the Company committed to contribute an additional $450 thousand equity investment in MetCom (“Tranche B Investment”). The closing of Tranche B Investment is subject to certain closing conditions which were not yet met as of December 31, 2025.

The Company holds a warrant (the “MetCom Warrant”) issued by MetCom which entitles the Company to purchase additional shares at an exercise price of JPY10 per share, such that the Company may obtain an aggregate total of 33% of MetCom common stock on an “as-converted” basis.  The MetCom Warrant is subject to certain vesting conditions, and the closing of Tranche B Investment will trigger an amendment to these vesting terms. The MetCom Warrant vesting conditions were not met as of December 31, 2025; therefore, the MetCom Warrant remained not exercisable.

NEXTNAV INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	Year Ended
	December 31,
	2025	2024
	(in thousands)
Accrued salary and other employee liabilities	$5,229	$4,837
Accrued legal and professional services	372	1,266
Accrued interest	792	583
Other accrued liabilities	2,167	1,850
Total	$8,560	$8,536

8. Long-term debt, net

2026 Notes and related warrants

The Company issued a total of $70 million of senior secured notes (the “2026 Notes”) with a fixed interest rate of 10% to a group of lenders during 2023. The terms of the 2026 Notes provide that they would mature on December 1, 2026 with interest payable semi-annually in arrears on June 1 and December 1 of each year. The Company had the option to elect, in its sole discretion, to pay up to 50% of the accrued and unpaid interest on the 2026 Notes due with its common stock. Upon the closing of the Private Placement (as defined below), the Company used a portion of the net proceeds from the Private Placement to redeem all of the 2026 Notes, at a redemption price of 101% of the principal amount of the 2026 Notes, plus accrued and unpaid interest. Accordingly, none of the 2026 Notes remain outstanding.

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

NEXTNAV INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company recognized a $14.4 million loss on the early extinguishment of the 2026 Notes during the year ended December 31, 2025. The loss on extinguishment of the 2026 Notes was determined based on the difference between reacquisition price and the net carrying amount of the 2026 Notes.

The terms of the 2026 Warrants were not modified or impacted by the Private Placement and the subsequent redemption of the 2026 Notes.

In conjunction with the issuance of the 2028 Notes, the Company issued the 2028 Warrants to two lead investors, who were non-2026 Notes lenders to purchase shares of the Company’s common stock with exercise prices ranging from $12.56 to $20.00 per share. The aggregated fair value of the 2028 Warrants was $9.0 million on the issuance date and presented as “additional paid-in capital” in the Consolidated Balance Sheets, with an offset entry recorded in other loss, net in the Consolidated Statements of Comprehensive Loss. The fair value of the 2028 Warrants was determined using the Black-Scholes option pricing model based on non-observable pricing inputs (e.g., expected volatility) in the market and is categorized accordingly as Level 3 in the fair value hierarchy.

As part of the NPA, an entity affiliated with Fortress Investment Group LLC ("Fortress"), a 10% or greater stockholder of the Company and one of the lead investors, purchased $50 million in 2028 Notes and received 3,900,000 warrants. Additionally, an entity affiliated with Neil S. Subin, a director of the Company, purchased $6.3 million of the 2028 Notes.

For the year ended December 31, 2025, the interest expense related to these notes was $1.9 million, for the entity affiliated with Fortress, and $0.2 million, for the entity affiliated with Neil S. Subin. As of December 31, 2025, the accrued interest expense related to these notes was $208 thousand for the entity affiliated with Fortress and $26 thousand for the entity affiliated with Neil S. Subin.

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

The Company determined that the conversion option embedded within the 2028 Notes required bifurcation as a derivative liability under ASC 815. For the valuation to record the debt and embedded derivative related to the conversion option at fair value, the Company used a binomial lattice valuation model and a “with-and-without” valuation methodology at inception and on subsequent valuation dates. This model incorporates inputs such as the stock price of the Company, risk-free interest rate, the transaction-calibrated debt yield and expected volatility. Certain inputs (e.g., expected volatility) involve unobservable inputs and are classified as level 3 of the fair value hierarchy. See Note 10 – Fair Value. The sensitivity of the fair value calculation to these methods, assumptions, and estimates included could create materially different results under different conditions or using different assumptions. Further, the Company determined that contingent interest features require bifurcation and therefore, bifurcated these embedded derivatives, along with the conversion option, from the debt host as a single, compound derivative liability. The Company determined the likelihood of the occurrence of events requiring payment under the contingent interest features to be remote and therefore, determined their value to be de minimis.  The fair value of derivative liability was $115.8 million and was included in long term debt in the Consolidated Balance Sheets as of December 31, 2025.

NEXTNAV INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying value of the 2028 Notes was $157.8 million as of December 31, 2025, net of unamortized debt discount of $32.2 million and was included in long-term debt in the Consolidated Balance Sheets.

As of December 31, 2025, the effective interest rate of the 2028 Notes was 13%.

The Company recognized interest expense associated with the 2028 Notes as follows for the year ended December 31, 2025. No interest expense associated with the 2028 Notes was recognized during the year ended December 31, 2024.

December 31,
2025
Contractual interest expense	$7,231
Amortization of debt discounts	7,922
Interest expense – 2028 Notes	$15,153

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

As of December 31, 2025, the Company was in compliance with all of the applicable debt covenants described above.

9. Warrants and Warrant Liability

As of December 31, 2025, NextNav had 37,139,306 warrants outstanding, which includes: (a) 14,715,170 public warrants associated with Spartacus Acquisition Corp.’s (“Spartacus”) initial public offering (the “Public Warrants”) and (b) 4,034,790 warrants issued to Sponsor in a private placement on the initial public offering closing date (the “Private Placement Warrants”) and (c) 10,589,346 2026 Warrants (as further described in Note 8) and (d) 7,800,000 2028 Warrants (as further described in Note 8).

The Private Placement Warrants are classified as a liability on the Consolidated Balance Sheet as of December 31, 2025 and 2024. During the twelve months ended December 31, 2025 and 2024, 205,402 and 3,510,338 Private Placement Warrants, respectively, were reclassified from liability to equity. The terms included in the Private Warrants that initially precluded equity classification were no longer applicable. Accordingly, the Company reclassified $1.2 million and $11.5 million from warrant liability to additional paid-in capital in its Consolidated Balance Sheet as of December 31, 2025 and 2024, respectively. During the year ended December 31, 2025, the Company recorded a $5.7 million loss in the Consolidated Statement of Comprehensive Loss as a fair value adjustment for the Private Placement Warrants.

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

The following table presents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
December 31, 2025	(in thousands)
Cash and Cash Equivalents - Money Market Funds	$1,878	$—	$—	$1,878
Cash and Cash Equivalents - Available-for-sale debt securities with fair value option election	—	39,896	—	39,896
Short term investments - Available-for-sale debt securities with fair value option election	—	107,381	—	107,381
Private Placement Warrants	—	—	33,167	33,167
Derivative Liability - Conversion Option	—	—	115,834	115,834

December 31, 2024
Cash and Cash Equivalents - Money Market Funds	151	—	—	151
Cash and Cash Equivalents - Available-for-sale debt securities with fair value option election	—	34,485	—	34,485
Short term investments - Available-for-sale debt securities with fair value option election	—	40,785	—	40,785
Private Placement Warrants	$—	$—	$28,707	$28,707

The carrying values of cash and cash equivalents, accounts payable, accrued expenses, amounts included in other current assets and current liabilities that meet the definition of a financial instrument, approximate fair value due to their short-term nature. The total estimated fair value of the 2028 Notes was $152.0 million as of December 31, 2025.

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

NEXTNAV INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Level 3 Liabilities

Private Placement Warrants

The Company engaged a third-party valuation firm to assist with the fair value analysis of the warrants. The analysis used commonly accepted valuation methodologies and best practices to determine the fair value of the equity, in accordance with fair value standards and U.S. GAAP. For the Private Placement Warrants that were outstanding as of December 31, 2025 and 2024, NextNav used a Monte Carlo simulation model. The following table shows the assumptions used in each respective model:

	December 31, 2025	December 31, 2024
	Values	Values
Stock Price	$16.64	$15.56
Strike price	$11.50	$11.50
Holding Period/Term (years)	0.82	1.82
Volatility	104.50%	55.90%
Expected dividends	None	None
Risk-Free Rate	3.52%	4.23%
Fair value of warrants	$8.22	$6.77

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

(in thousands)
Balance as of December 31, 2024	$28,707
Fair value adjustment of Private Placement Warrants	5,701
Reclassification of warrant liability to common stock warrants	(1,241)
Balance as of December 31, 2025	$33,167

Derivative Liability-Conversion Option

The 2028 Notes (as defined above) contain an embedded conversion feature that is required to be bifurcated and accounted for separately from the 2028 Notes as a derivative liability.  The fair value of the conversion option was determined using a binomial lattice valuation model and a “with-and-without” valuation methodology.  The derivative liability related to the 2028 Notes conversion option was measured at March 12, 2025 (agreement date of 2028 Notes, see Note 8 - Long term debt) and December 31, 2025 and contained the following assumptions:

	December 31,	March 12,
	2025	2025
Stock price volatility (transaction calibrated)	35.0%	20.4%
Holding Period/Term (years)	2.5	3.3
Stock price	$16.64	$10.27
Risk-free interest rate	3.5%	4.0%
Credit rate	CCC-	CCC-
Debt yield (transaction-calibrated)	12.6%	12.7%

NEXTNAV INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The table below provides a summary of the changes in fair value of the Company's 2028 Notes conversion option derivative liability accounted for as liabilities using significant unobservable inputs (Level 3):

(in thousands)
Balance as of December 31, 2024	$—
Initial recognition of derivative liability	31,999
Fair value adjustment of derivative liability*	83,835
Balance as of December 31, 2025	$115,834

* Includes $6.7 million change in estimate related to initial recognition of derivative liability.

The sensitivity of the fair value calculation to these methods, assumptions, and estimates included could create materially different results under different conditions or using different assumptions.

11. Common Stock

As of December 31, 2025, NextNav had authorized the issuance of 600,000,000 shares of capital stock, par value, $0.0001 per share, consisting of (a) 500,000,000 shares of common stock and (b) 100,000,000 shares of undesignated preferred stock. As of December 31, 2025, NextNav had 135,504,497 shares of common stock issued and 135,372,269 shares of common stock outstanding. The Company did not have any undesignated preferred stock issued or outstanding as of December 31, 2025 and 2024.

12. Equity-Based Compensation

NextNav 2021 Omnibus Incentive Plan

In October 2021, the Company adopted the NextNav 2021 Omnibus Incentive Plan (the “Omnibus Plan”). The Omnibus Plan became effective upon consummation of the Company’s 2021 business combination with Spartacus and succeeds the Incentive Plan. Upon adoption of the Omnibus Plan, a total of 12,818,902 shares were approved to be issued as stock options and restricted stock awards under the Omnibus Plan. In addition, the Omnibus Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of the fiscal year, equal to the lesser of: (i) 5,636,259 shares; or (ii) a lesser number of shares as determined by the Company’s Board of Directors. (the “Board”). The vesting period of awards granted under the Omnibus Plan is determined by the Board, although, for service-based awards vesting has historically been generally ratably over a four-year period. As of December 31, 2025, a total of 14,176,507 shares were available for future issuance under the Omnibus Plan.

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

Assumptions used in determining the fair value of Stock Options issued each year are as follows:

Year Ended
December 31,
	2025	2024
Expected volatility	67.8 - 78.6%	67.80 - 70.40%
Expected term (years)	3.50 - 6.11	6.06 - 6.11
Expected dividends	—	—
Risk-free rate	3.66 - 4.47%	3.54 - 4.43%

The following table summarizes stock option activity under the Omnibus Plan:

	Number of Shares	Weighted Average Exercise Price per Unit	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
	(in thousands, except per share data)
Options outstanding at December 31, 2024	3,628	$3.94	8.07	$42,142
Granted	1,368	13.30	—	—
Cancelled	548	6.87	—	—
Expired	—	—	—	—
Exercised	621	3.15	—	—
Options outstanding at December 31, 2025	3,827	$7.00	7.80	$37,174
Options exercisable at December 31, 2025	1,797	$3.45	6.61	$23,700
Options exercisable at December 31, 2024	1,391	$2.17	6.63	$18,625
Unvested at December 31, 2025	2,031	$10.14	8.86	$37,174
Unvested at December 31, 2024	2,237	$5.05	8.97	$23,517

The weighted average grant date fair value of options granted during the years ended December 31, 2025 and 2024 was $12.73 and $5.08, respectively. The intrinsic value of options exercised during the years ended December 31, 2025 and 2024 was $13.5 million and $12.8 million, respectively.

As of December 31, 2025, the total compensation cost related to nonvested awards not yet recognized was $10.8 million and the weighted-average period over which it is expected to be recognized was 2.76 years.

Compensation costs of $3.7 million and $3.2 million related to stock option equity awards were recognized during the years ended December 31, 2025 and 2024, respectively.

NEXTNAV INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Awards and Restricted Stock Units

The Company’s restricted stock awards are comprised of Restricted Stock Awards (“RSAs”) and Restricted Stock Units (“RSUs”). The following table summarizes RSA and RSU activity during the year ended December 31, 2025:

	Restricted Stock Units	Restricted Stock Awards	Total Restricted Awards	Weighted-Average Grant-Date Fair Value
	(in thousands, except per share data)
Units nonvested at January 1, 2025	4,401	231	4,632	$4.49
Units granted in 2025	1,258	120	1,378	12.16
Units cancelled in 2025	424	—	424	6.48
Units vested in 2025	1,901	146	2,047	5.68
Units nonvested at December 31, 2025	3,334	205	3,539	$6.50

The grant date fair value of RSAs and RSUs granted during the year ended December 31, 2025 was $16.8 million. The total fair value of RSAs and RSUs vested upon grant and vested during the year ended December 31, 2025 was $11.6 million.

As of December 31, 2025, the total compensation cost related to RSAs and RSUs not yet recognized was $15.8 million and the weighted-average period over which it is expected to be recognized was 2.13 years.

Compensation costs of $12.9 million and $10.7 million related to the RSAs and RSUs were recognized during the years ended December 31, 2025 and 2024, respectively.

13. Commitments and Contingencies

Litigation and Legal Matters

From time to time, the Company may be party to litigation and other legal matters incidental to the conduct of its business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company accrues liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of December 31, 2025, the Company was not involved in any such matters, individually or in the aggregate, which management believes would have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.

NEXTNAV INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Income Taxes

On October 28, 2021, the Company became the owner of NextNav Holdings, LLC, a Delaware limited liability company (“Holdings”)and the various operating subsidiaries of Holdings upon consummation of the Company’s 2021 business combination with Spartacus. Holdings is taxed as a partnership, and as such is generally not subject to federal, state, or local income tax directly. Rather, its members are subject to income taxations based on the member’s portion of Holdings’ income or loss. Accordingly, in addition to the Company’s operating activities, the Company will also incur income taxes on its allocable share of any net taxable income of Holdings.

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

U.S. and international components of (loss) income before income taxes were comprised of the following for the periods indicated:

	Year Ended
	December 31,
	2025	2024
	(in thousands)
United States	$(190,185)	$(102,253)
Foreign	1,130	547
Total	$(189,055)	$(101,706)

The provision for income taxes consisted of the following for the periods indicated:

	Year Ended
	December 31,
	2025	2024
	(in thousands)
Provision for income taxes:
Current:
Federal	$—	$—
State	32	—
Foreign	166	173
Total current	$198	$173
Deferred:
Federal	—	—
State	—	—
Foreign	—	—
Total deferred	$—	$—
Provision for income taxes:	$198	$173

NEXTNAV INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The benefit from or provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to the Company’s loss or income before income taxes as follows for the periods indicated:

	Year Ended December 31,
	2025		2024
	Amount	Percent	Amount	Percent
U.S Federal Statutory Tax Rate	$(39,702)	21.0%	$(21,358)	21.0%
State and Local Income Tax, Net of Federal Income Tax Eﬀect*	$34	0.0%	$—	0.0%
Foreign Tax Eﬀects	$(71)	0.0%	$58	(0.1)%
Changes in Valuation Allowances	$34,486	(18.2)%	$11,643	(11.4)%
Nontaxable or Nondeductible Items
Non-deductible Officers Compensation	$2,378	(1.3)%	$3,066	(3.0)%
Fair Value Adjustments	$3,088	(1.6)%	$6,764	(6.7)%
Other Adjustments	$(15)	0.0%	$-	0.0%
Eﬀective Tax Rate	$198	(0.1)%	$173	(0.2)%

* The states that contribute to the majority (greater than 50%) of the tax effect in this category include New Jersey for both 2025 and 2024.

The change in the Company’s effective tax rate in 2024 and 2025, as compared to the statutory rate was primarily due to the need for a full valuation allowance in the U.S and France.

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

As of December 31, 2025, the Company has accumulated undistributed earnings generated by Commlabs India of approximately $1.9 million. The Company has an accumulated deficit with respect to NextNav France. Because all of these earnings generated by Commlabs have previously been subject to the one-time transition tax on foreign earnings required by the Tax Cuts and Jobs Act of 2017, any additional taxes due with respect to such earnings or the excess of the amount for financial reporting over the tax basis of the Company’s foreign investments would generally be limited to withholding taxes and state taxes. The Company intends, however, to indefinitely reinvest these earnings and expects future U.S. cash generation to be sufficient to meet future U.S. cash needs.

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities were as follows for the periods indicated:

	Year Ended
	December 31,
	2025	2024
	(in thousands)
Deferred tax assets
Net operating loss carryforwards	$74,307	$50,167
Stock compensation	909	1,148
Basis in underlying investments	71,539	76,913
Section 163(j) interest limitation	9,096	5,905
Change in FV of conversion option	20,498	—
Other deferred balances	3,288	274
Total Deferred tax assets	$179,637	$134,407
Valuation allowance	(178,562)	(133,165)
Total Deferred tax assets, net of valuation allowance	$1,075	$1,242
Deferred tax liabilities
Intangibles	(1,075)	(1,242)
Total deferred tax liabilities	$(1,075)	$(1,242)
Total net deferred tax asset (liability)	$—	$—

NEXTNAV INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets (“DTA”). A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2025. Such objective evidence limits the ability to consider other subjective evidence, such as the Company’s projections for future growth.

On the basis of this evaluation, as of December 31, 2025, a valuation allowance of $178.6 million has been recorded because management has concluded that it is more likely than not that such DTA will ultimately not be realized. The amount of the DTA considered realizable, however, could be adjusted in future years if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as the Company’s projections for growth.

As of December 31, 2025 and 2024 the Company did not have any unrecognized income tax benefits.

The Company has U.S. income tax net operating loss (“NOL”) carryforwards of $275.5 million and $186.3 million as of December 31, 2025, and 2024, respectively. $5.0 million of the NOLs are expected to expire beginning in 2027 while the remaining $270.5 million can be carried forward indefinitely. The Company also has various state NOL carryforwards of $414.0million and $267.4 million as of December 31, 2025 and December 31, 2024 respectively which are expected to expire beginning in 2041. The Company’s NOLs in the U.S. may be limited under Section 382 of the Internal Revenue Code (“IRC”). NOLs are limited when there is a significant ownership change as defined by the IRC Section 382. At this time, the Company expects that none of its federal NOLs will expire unutilized as a result of a limitation under Section 382.

The Company had foreign NOLs as of December 31, 2025 of $6.2 million attributable to NextNav France which can be carried forward indefinitely.

The Company is subject to taxation in the United States, various states within the United States, India, and France. Each jurisdiction has its own statute of limitations for making assessment of additional tax liabilities. As of December 31, 2025 due to its net operating losses, all the Company’s tax years remained open for U.S. Federal and state income tax purposes. India generally has a 3-year statute of limitations, and years prior to 2023 are closed. France has a statute of limitation tax expires 3 years following the year that triggered the liability.

15. Retirement Plan

NextNav sponsors a defined contribution benefit plan to provide retirement benefits for its employees. Participants may make voluntary contributions not to exceed maximum allowable contribution amounts. NextNav made discretionary contributions and matching contributions, totaling $0.5 million and $0.4 million for the years ended December 31, 2025 and 2024 respectively.

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

NextNav does not have any intra-entity sales or transfers during the years ended December 31, 2025 or 2024.

Segment financial information for the years ended December 31, 2025 and 2024, is as follows. The Company reclassified certain expenses between significant expense categories presented in the segment financial information below for all periods to align with the organizational structure changes as of December 31, 2025.

	Year Ended December 31,
	2025	2024
Revenue	$(4,573)	$(5,669)
Less:
Technology development expenses	10,460	6,815
Business operation expenses	15,876	18,770
General and administrative expenses	23,776	20,133
Depreciation and amortization	7,750	5,238
Interest expense, net	12,443	9,401
Change in fair value of warrants and derivative liabilities	82,885	33,177
Other segment items[1]	40,438	13,841
Provision for income taxes	198	173
Consolidated net loss	$189,253	$101,879

1 Other segment items include equity-based compensation, non-cash rent expense, capitalized labor costs, accretion expense on asset retirement obligations and other income (loss).

Substantially all long-lived tangible assets are located in the United States.

For the year ended December 31, 2025, two customers accounted for 70% and 17% of total revenue. For the year ended December 31, 2024, three customers accounted for 57%, 18% and 11% of total revenue. Substantially all revenue was generated from the United States.

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