Form 10-Q
period 2026-03-31
NEXTNAV INC.
filed 2026-05-14
CIK 1865631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 136,436,939 shares of the registrant’s common stock outstanding as of May 11, 2026.

NEXTNAV INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2026

Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “NextNav,” the “Company,” “we,” “us,” and “our” include NextNav Inc. and its subsidiaries.

i

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include, but are not limited to, statements regarding our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future, projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, and are not guarantees of future performance. The words “may,” “anticipate,” “believe,” “expect,” “intend,” “might,” “plan,” “possible,” “potential,” “aim,” “strive,” “predict,” “project,” “should,” “could,” “would,” “will” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

•         expectations related to the successful resolution and timing of our petition before the Federal Communications Commission (“FCC”) to modify our Lower 900 MHz licenses;

•         expectations regarding our strategies and future financial performance, including our future business plans or objectives;

•         expected functionality of our geolocation services;

•         anticipated timing and level of deployment of our services;

•         anticipated demand and acceptance of our services;

•         prospective performance and commercial opportunities and competitors;

•         the timing of obtaining regulatory approvals, the achievement of certain Federal Communications Commission (“FCC”) related milestones and FCC approvals;

•         our ability to finance our research and development activities, commercial partnership acquisition and retention, products and services, pricing, marketing plans, operating expenses, market trends, revenue, liquidity, cash flows and uses of cash, capital expenditures, and our ability to invest in growth initiatives;

•         our ability to evolve our technology to be compatible with 5G New Radio technologies, and realize the technical benefits of such proposed evolution;

•         our ability to recognize the anticipated benefits associated with Asset Purchase Agreement (as defined in Note 5 in the notes to the consolidated financial statements below) and any subsequent asset purchases, mergers, acquisitions, or other similar transactions, which may be affected by, among other things, competition, and the ability of the combined business to grow and manage growth profitably;

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

•         our ability to maintain our Location and Monitoring Service (“LMS”) licenses and obtain additional LMS and other licenses as necessary;

•         our ability to maintain adequate operational financial resources or raise additional capital or generate sufficient cash flows, including the adequacy of our financial resources to meet our operational and working capital requirements for the 12 month period following the issuance of this report;

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

For additional information regarding risk factors that could cause actual results or events to differ materially from the forward-looking statements that we make, see Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q, and Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025, as well as those otherwise described or updated from time to time in our other filings with the Securities and Exchange Commission (the “SEC”).

ii

 PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NextNav Inc.

CONDENSED Consolidated Balance Sheets

(IN THOUSANDS, EXCEPT SHARE DATA)

	March 31, 2026 (unaudited)	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$30,598	$44,757
Short term investments	112,361	107,381
Accounts receivable	1,380	2,346
Other current assets	3,523	2,927
Total current assets	$147,862	$157,411
Property and equipment, net of accumulated depreciation of $16,969 and $16,458 at March 31, 2026 and December 31, 2025, respectively	11,571	11,763
Operating lease right-of-use assets	14,052	14,856
Goodwill	18,703	19,161
Intangible assets, net	41,890	42,167
Other assets	1,566	1,661
Total assets	$235,644	$247,019

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,502	$661
Accrued expenses and other current liabilities	9,461	8,560
Operating lease current liabilities	2,506	2,673
Deferred revenue	633	491
Total current liabilities	$14,102	$12,385
Warrants	29,737	33,167
Operating lease noncurrent liabilities	11,773	12,337
Other long-term liabilities	2,809	1,776
Long-term debt, net	267,190	273,589
Total liabilities	$325,611	$333,254

Stockholders’ equity:
Common stock, authorized 500,000,000 shares; 136,191,797 and 135,504,497 shares issued and 136,059,569 and 135,372,269 shares outstanding at March 31, 2026 and December 31, 2025, respectively	15	15
Additional paid-in capital	969,657	961,991
Accumulated other comprehensive income	3,034	3,811
Accumulated deficit	(1,061,980)	(1,051,359)
Common stock in treasury, at cost; 132,228 shares at both March 31, 2026 and December 31, 2025	(693)	(693)
Total stockholders’ equity (deficit)	$(89,967)	$(86,235)
Total liabilities and stockholders’ equity	$235,644	$247,019

See accompanying notes.

 NextNav INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended March 31,
	2026	2025
Revenue	$995	$1,539
Operating expenses:
Cost of goods sold (exclusive of depreciation and amortization)	2,122	2,533
Research and development	5,941	4,038
Selling, general and administrative	10,741	10,520
Depreciation and amortization	1,534	1,452
Total operating expenses	$20,338	$18,543
Operating loss	$(19,343)	$(17,004)
Other income (expense):
Interest expense, net	(3,913)	(2,738)
Debt extinguishment loss	—	(14,434)
Change in fair value of warrants	3,430	6,041
Change in fair value of derivative liability	9,175	(24,523)
Other income (loss), net	86	(5,863)
Loss before income taxes	$(10,565)	$(58,521)
Provision for income taxes	56	58
Net loss	$(10,621)	$(58,579)
Foreign currency translation adjustment	(777)	993
Comprehensive loss	$(11,398)	$(57,586)
Net loss	(10,621)	(58,579)
Net loss attributable to common stockholders – basic	$(10,621)	$(58,579)
Net loss attributable to common stockholders – diluted	(18,074)	(58,579)
Weighted average of shares outstanding – basic	135,327	131,104
Weighted average of shares outstanding – diluted	151,622	131,104
Net loss attributable to common stockholders per share – basic	$(0.08)	$(0.45)
Net loss attributable to common stockholders per share – diluted	$(0.12)	$(0.45)

See accompanying notes.

NextNav INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE DATA)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury stock,	Stockholders’ Equity
	Shares	Value	Capital	Deficit	Income	at cost	(Deficit)
Balance, December 31, 2025	135,372,269	$15	$961,991	$(1,051,359)	$3,811	$(693)	$(86,235)
Vesting of RSUs	655,061	—	—	—	—	—	—
Issuance of RSAs	4,545	—	—	—	—	—	—
Exercise of common stock options	26,194	—	250	—	—	—	250
Exercise of common warrants	1,500	—	13	—	—	—	13
Stock-based compensation expense	—	—	7,403	—	—	—	7,403
Net loss	—	—	—	(10,621)	—	—	(10,621)
Foreign currency translation adjustment	—	—	—	—	(777)	—	(777)
Balance, March 31, 2026	136,059,569	$15	$969,657	$(1,061,980)	$3,034	$(693)	$(89,967)

See accompanying notes.

NextNav INC.

CONDENSED Consolidated Statements of Changes in Stockholders’ equity

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE DATA)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury stock,	Stockholders’
	Shares	Value	Capital	Deficit	Income	at cost	Equity
Balance, December 31, 2024	131,136,712	$14	$912,241	$(862,106)	$665	$(693)	$50,121
Vesting of RSUs	828,282	—	—	—	—	—	—
Exercise of common stock options	77,515	—	232	—	—	—	232
Exercise of common warrants	239,201	—	517	—	—	—	517
Reclassification of warrant liability to common stock warrants	—	—	1,241	—	—	—	1,241
Stock-based compensation expense	—	—	6,283	—	—	—	6,283
Issuance of common warrants			5,766				5,766
Net loss	—	—	—	(58,579)	—	—	(58,579)
Foreign currency translation adjustment	—	—	—	—	992	—	992
Balance, March 31, 2025	132,281,710	$14	$926,280	$(920,685)	$1,657	$(693)	$6,573

See accompanying notes.

       NextNav INC.

CONDENSED Consolidated Statements of Cash Flows

(UNAUDITED)

(IN THOUSANDS)

	Three Months Ended March 31,
	2026	2025
Operating activities
Net loss	$(10,621)	$(58,579)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,534	1,452
Equity-based compensation	5,089	4,324
Change in fair value of warrants	(3,430)	(6,041)
Debt extinguishment loss	—	13,734
Issuance of common warrants	—	5,766
Change in fair value of derivative liability	(9,175)	24,523
Realized and unrealized gain on short term investments	(960)	(338)
Equity method investment loss	67	39
Asset retirement obligation accretion	50	26
Amortization of debt discount	2,776	1,739
Changes in operating assets and liabilities:
Accounts receivable	966	1,656
Other current assets	(622)	(749)
Other assets	22	16
Accounts payable	841	273
Deferred revenue	142	22
Accrued expenses and other liabilities	3,203	(254)
Operating lease right-of-use assets and liabilities	77	212
Net cash used in operating activities	$(10,041)	$(12,179)

Investing activities
Purchases of network assets, property, and equipment	(10)	(30)
Purchase of internal use software	(126)	(101)
Purchase of marketable securities	(88,020)	(31,463)
Sale and maturity of marketable securities	84,000	34,600
Net cash (used in) provided by investing activities	$(4,156)	$3,006

Financing activities
Proceeds from 2028 senior convertible notes	—	190,000
Repayment of 2026 senior secured notes	—	(70,000)
Payments towards debt issuance cost	—	(550)
Payments towards debt	(30)	(27)
Proceeds from exercise of common warrants	13	517
Proceeds from exercise of common stock options	250	232
Net cash provided by financing activities	$233	$120,172
Effect of exchange rates on cash and cash equivalents	(195)	93
Net (decrease) increase in cash and cash equivalents	(14,159)	111,092
Cash and cash equivalents at beginning of period	44,757	39,330
Cash and cash equivalents at end of period	$30,598	$150,422

Supplemental disclosures
Interest paid in cash	$—	$2,256
Income taxes paid, net	$74	$64

See accompanying notes.

NextNav INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the three months ended March 31, 2026

1. Organization and Business

Principal Business

NextNav Inc., together with its consolidated subsidiaries (collectively, “NextNav” or the “Company”), is the market leader in delivering resilient, next generation, complementary positioning, navigation and timing (“PNT”) solutions designed to overcome the limitations and vulnerabilities of existing space-based Global Navigation Satellite Systems (“GNSS”), including the Global Positioning System (“GPS”).

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

Since its inception, NextNav has incurred recurring losses and generated negative cash flows from operations and has primarily relied upon debt and equity financings to fund its cash requirements. During the three months ended March 31, 2026 and 2025, the Company incurred net losses of $10.6 million and $58.6 million, respectively. During the three months ended March 31, 2026 and 2025, net cash used in operating activities was $10.0 million and $12.2 million, respectively. As of March 31, 2026, cash and cash equivalents and marketable securities was $143.0 million.  The Company’s primary use of cash is to fund operations as NextNav continues to perform research and development and grow. The Company expects to incur additional losses and higher operating expenses for the foreseeable future, specifically as NextNav invests in ongoing research and development and its PNT networks.

Managing liquidity and the Company’s cash position is a priority of the Company. The Company continually works to optimize its expenses in light of the growth of its business and adapt to changes in the economic environment. The Company believes that its cash and cash equivalents and marketable securities as of March 31, 2026 will be sufficient to meet its working capital and capital expenditure needs, including all contractual commitments, beyond the next 12 months from the filing of this Quarterly Report on Form 10-Q. The Company believes it will meet longer term expected future cash requirements and obligations through a combination of its existing cash and cash equivalents balances and marketable securities, cash flows from operations, and issuance of equity securities or debt offerings. However, this determination is based upon internal financial projections and is subject to changes in market and business conditions.

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in these condensed consolidated financial statements.

Unaudited Interim Financial Information

The condensed consolidated financial statements as of March 31, 2026 are unaudited. These interim financial statements of NextNav have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and SEC instructions for interim financial information and should be read in conjunction with NextNav’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”), which the Company filed with the SEC on March 17, 2026.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and reflect, in management’s opinion, all adjustments of a normal, recurring nature that are necessary for the fair statement of the Company’s financial position as of March 31, 2026, results of operations for the three months ended March 31, 2026 and 2025, and changes in stockholders’ equity and cash flows for the three months ended March 31, 2026 and 2025, but are not necessarily indicative of the results expected for the full fiscal year or any other period.

There have been no changes to the Company’s significant accounting policies described in the 2025 Form 10-K that have had a material impact on these condensed consolidated financial statements and related notes.

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

Cash and Cash Equivalents and Marketable Securities

Cash and cash equivalents include all cash in banks and highly liquid investments with an original maturity of three months or less when purchased. The combined account balances held on deposit at each institution typically exceed Federal Deposit Insurance Corporation (“FDIC”) insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company seeks to reduce this risk by maintaining such deposits with high quality financial institutions that management believes are creditworthy. Further, the Company seeks to minimize its exposure to banking risk by limiting the amount of uninsured deposits and investing its excess cash in U.S. government securities, and money market funds.

The Company invests excess cash primarily in U.S. treasury bills and money market funds. The Company classifies all marketable securities that have stated maturities of three months or less from the date of purchase as cash equivalents, and those that have stated maturities of over three months but one year or less as short-term investments on the Condensed Consolidated Balance Sheets. The Company determines the appropriate classification of investments in marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. Marketable securities that are held for resale are classified as "trading securities" and are measured at fair value with the related gains and losses, including unrealized, recognized in interest expense, net. Marketable securities not classified as held to maturity or as trading securities are classified as "available-for-sale securities" and the fair value option (“FVO”) was elected, for which related gains and losses, including unrealized gains and losses and interest, are recognized in interest expense, net. The FVO election allows the Company to account for the marketable securities at fair value, which is consistent with the manner in which the instruments are managed. For the three months ended March 31, 2026 and 2025, the Company recorded gains of $1.2 million and $0.3 million respectively, from fair value changes from FVO available-for-sale debt securities, which were recorded within interest expense, net, in the Condensed Consolidated Statements of Comprehensive Loss.

Revenue

The following table presents the Company’s revenue disaggregated by category and source:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Commercial	$995	$932
Government contracts	—	607
Total revenue	$995	$1,539

Contract Balances

Accounts receivable are billed and unbilled amounts related to the Company’s rights to consideration as performance obligations are satisfied when the rights to payment become unconditional but for the passage of time. As of March 31, 2026 and December 31, 2025, the Company’s accounts receivable balances were comprised of $1.4 million and $2.3 million, respectively. The Company assesses collectability by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when the Company identifies specific customers with known disputes or collectability issues. In determining the amount of the allowance for credit losses, the Company considers historical collectability based on past due status and makes judgments about the creditworthiness of customers based on ongoing credit evaluations. The Company also considers customer-specific information, current market conditions, and reasonable and supportable forecasts of future economic condition. An allowance for credit losses for accounts receivable is recorded as an offset to accounts receivable, and changes in such are classified as selling, general and administrative expense in the Consolidated Statements of Comprehensive Loss. As of both March 31, 2026 and December 31, 2025, all accounts receivable balances were current and no allowance for credit losses were recorded.

Contract liabilities relate to amounts billed in advance, or advance consideration received from customers, for which transfer of control of the good or service occurs at a later point in time. As of March 31, 2026 and December 31, 2025, the Company’s contract liabilities were $633 thousand and $491 thousand, respectively, and are recorded in deferred revenue in the Condensed Consolidated Balance Sheets.

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

The following details the amount of stock-based compensation included in cost of goods sold, research and development, and selling, general and administrative expenses:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Cost of goods sold	$183	$237
Research and development	1,480	1,043
Selling, general and administrative	3,426	3,044
Total stock-based compensation expense	$5,089	$4,324

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

Basic and diluted EPS calculation	Three Months Ended March 31,
	2026	2025
	(in thousands, except per share amounts)
Numerator
Net loss attributable to common stockholders - basic	$(10,621)	$(58,579)
Adjustments for dilutive impacts:
Reversal of MTM adjustments	(12,605)	—
Reversal of interest expense and amortization of debt discount	5,152	—
Net loss attributable to common stockholders - diluted	(18,074)	(58,579)
Denominator
Weighted average shares – basic	135,327	131,104
Adjustment: Add dilutive shares	16,295	—
Weighted average shares – diluted	151,622	131,104
Basic loss per share	$(0.08)	$(0.45)
Diluted loss per share	$(0.12)	$(0.45)

      The following details anti-dilutive unvested restricted stock units and unvested restricted stock awards, as well as the anti-dilutive effects of the outstanding warrants, convertible notes, and stock options:

	Three Months Ended March 31,
Antidilutive Shares Excluded	2026	2025
	(in thousands)
Warrants	33,103	37,297
Stock Options	4,836	4,144
Unvested Restricted Stock Units	3,301	4,465
Unvested Restricted Stock Awards	210	231
2028 Notes Convertible Stock	—	15,127

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

The Company evaluates equity method investment for impairment based upon a comparison of the fair value of the equity method investment to its carrying value, when impairment indicators exist. If the Company determines a decline in the fair value of an equity method investment below its carrying value is other-than-temporary, an impairment is recorded. Determining fair value involves significant judgment. The Company’s estimates consider alternative evidence including, but not limited to, general economic conditions and other relevant factors. The Company did not recognize any impairment losses for its equity method investment for the three months ended March 31, 2026 and for the year ended December 31, 2025.

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

Property and Equipment and Network under Construction

Property and equipment, net of accumulated depreciation and network under construction are recorded at cost. Employee-related costs for construction of network assets are also capitalized during the construction phase. Expenditures for maintenance and repairs that do not materially extend the useful lives of property and equipment are charged to cost of goods sold (“COGS”) and selling, general and administrative as incurred. When property or equipment is retired or otherwise disposed of, the related property accounts are relieved of costs and accumulated depreciation and any resulting gain or loss is included in the Consolidated Statements of Comprehensive Loss.

Depreciation and Amortization are computed using the straight-line method over the estimated useful lives of the assets as follows:

Pinnacle and PNT network	5–8 years
Office equipment, furniture and internal use software	2–5 years
Leasehold improvements	Shorter of the useful life or lease term
Acquired finite-lived intangible assets	12 years

Certain decommissioned network assets were retired as the Company evolves its technology platform to NextGen. The Company recorded accelerated depreciation expense on these assets as depreciation and amortization. The Company recorded $0.3 million of accelerated depreciation expense on these assets as depreciation and amortization in the Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2026. No network assets were retired during the three months ended March 31, 2025.

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

No impairment of indefinite-lived intangible assets was recorded during both the three months ended March 31, 2026 and March 31, 2025.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company operates as one reporting unit. When testing goodwill for impairment, the Company may first perform an optional qualitative assessment. If the Company determines it is not more likely than not the reporting unit’s fair value is less than its carrying value, then no further analysis is necessary. If the Company determines that it is more likely than not that the fair value of its reporting unit is less than its carrying amount, then the quantitative impairment test will be performed. Under the quantitative impairment test, if the carrying amount of the Company’s reporting unit exceeds its fair value, the Company will recognize an impairment loss in an amount equal to that excess but limited to the total amount of goodwill. No goodwill impairment was recorded for the three months ended March 31, 2026 and for the year ended December 31, 2025. The following summarizes the Company's goodwill activities:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Beginning Balance	$19,161	$16,966
Changes in foreign exchange rates	(458)	675
Ending Balance	$18,703	$17,641

Long-term debt

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

Net transaction gains (losses) from foreign currency contracts recorded in the Condensed Consolidated Statements of Comprehensive Loss were immaterial for the three months ended March 31, 2026 and 2025. The only component of other comprehensive loss is currency translation adjustments for all periods presented. No income tax expense was allocated to the currency translation adjustments.

Segments

NextNav operates as one operating segment. NextNav’s chief operating decision maker (“CODM”) is its Chief Executive Officer, who reviews financial information presented on an entity-wide basis for purposes of making operating decisions, assessing financial performance and allocating resources. See Note 13 – Segments for detail.

Adopted Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments (“ASU 2024-04”). ASU 2024-04 clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The Company adopted ASU 2024-04 for the interim period ended March 31, 2026. The adoption did not have any impact on the condensed consolidated financial statements.

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

3. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2026	December 31, 2025
	(in thousands)
Accrued salary and other employee liabilities	$2,599	$5,229
Accrued legal and professional services	874	372
Accrued interest	3,167	792
Other accrued liabilities	2,821	2,167
Total	$9,461	$8,560

4. Intangibles

Intangible assets as of March 31, 2026 and December 31, 2025 consisted of following (in thousands):

	March 31, 2026			December 31, 2025
	Gross Amount	Accumulated Amortization	Net Carrying Value	Gross Amount	Accumulated Amortization	Net Carrying Value
Indefinite-Lived intangible assets	$36,443	$—	$36,443	$36,443	$—	$36,443
Acquired Software	7,456	3,347	4,109	7,602	3,264	4,338
Acquired Technology	624	191	433	639	182	457
Internal Use Software	3,784	2,879	905	3,650	2,721	929
Total	$48,307	$6,417	$41,890	$48,334	$6,167	$42,167

The weighted average remaining useful lives of acquired software and acquired technology were 8.6 years as of March 31, 2026.

Amortization expense on intangibles assets was $0.3 million and $0.4 million for the three months ended March 31, 2026 and 2025, respectively. Future amortization is expected as follows:

2026	$857
2027	821
2028	671
2029	542
2030	529
2031 and thereafter	2,027
$5,447

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

The Closing occurred on September 19, 2025. In connection with the Closing, the Company issued 1,194,820 shares of common stock equivalent to the $20 million Closing Consideration.

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

Upon Closing, the Company:

•         Released the prepaid consideration of $12.6 million from other assets in the Consolidated Balance Sheet; and

•         Recognized the acquired M-LMS Licenses as intangible assets in the Consolidated Balance Sheet at a value of $33.0 million, which was comprised of (i) $12.6 million prepaid consideration and (ii) $20.4 million related to the fair value of shares issued for Closing Consideration (based on closing date share price of $17.07)

The acquired M‑LMS Licenses are classified as indefinite‑lived intangible assets in the Consolidated Balance Sheet. Although the licenses are issued by the FCC for fixed ten‑year terms, the licenses are renewable by the FCC for successive ten‑year periods based on the satisfaction of applicable regulatory requirements and a determination that renewal serves the public interest. The Company and its subsidiaries have historically renewed similar M‑LMS licenses successfully and at nominal cost, and the Company has not identified any contractual, legal, or regulatory provisions that limit the number of renewals or otherwise place a foreseeable limit on the period over which the licenses are expected to contribute to future cash flows. The Company reevaluates the useful life determination for wireless licenses each year to determine whether events and circumstances continue to support an indefinite useful life. See Note 2 — Summary of Significant Accounting Policies.

The Asset Purchase Agreement provides for additional contingent consideration in the amount of $20 million, payable in shares of NextNav common stock. Payment of this additional consideration is contingent upon the FCC granting additional flexibility in the use of M-LMS spectrum, including the M-LMS spectrum covered by the acquired M-LMS Licenses. On April 16, 2024, the Company petitioned the FCC to commence a rule making to reconfigure and update the rules governing the Lower 900 MHz band plan to allow additional flexibility in the use of M-LMS spectrum (the “Petition”). The FCC’s review of the Petition is pending. No liability was recognized for the contingent consideration, as significant regulatory uncertainty resulted in the payment conditions not meeting the applicable accounting recognition criteria as of as of March 31, 2026 and December 31, 2025.

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

During the fourth quarter of 2025, the Company, together with other third-party investors, participated in MetCom’s series BBB round fund raising and the Company invested $550 thousand in exchange for 95,168 shares at JPY900 per share. As a result, the Company’s total ownership of MetCom decreased from 14.8% to 13.8%.

As of March 31, 2026, the Company’s total ownership of MetCom consisted of 797,502 shares, representing ownership of 13.8%. The Company recognized losses of $67 thousand and $39 thousand for the three months ended March 31, 2026 and 2025, respectively, related to its share of MetCom’s operating results, and is recorded in other income (loss), net in the condensed consolidated statements of comprehensive loss. The carrying value of the Company’s investment in MetCom was $1.1 million as of both March 31, 2026 and December 31, 2025, and is classified in other long-term assets in the condensed consolidated balance sheets. The Company had $30 thousand and $28 thousand in accounts receivable from MetCom as of March 31, 2026 and December 31, 2025, respectively.

As part of MetCom’s series BBB round fund raising, the Company committed to contribute an additional $450 thousand equity investment in MetCom (“Tranche B Investment”). The closing of Tranche B Investment is subject to certain closing conditions which were not yet met as of March 31, 2026.

The Company holds a warrant (the “MetCom Warrant”) issued by MetCom which entitles the Company to purchase additional shares at an exercise price of JPY10 per share, such that the Company may obtain an aggregate total of 33% of MetCom common stock on an “as-converted” basis. The MetCom Warrant is subject to certain vesting conditions, and the closing of Tranche B Investment will trigger an amendment to these vesting terms. The MetCom Warrant vesting conditions were not met as of March 31, 2026; therefore, the MetCom Warrant remained not exercisable.

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

The following table presents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
	(in thousands)
March 31, 2026
Cash and Cash Equivalents - Money Market Funds	$134	$—	$—	$134
Cash and Cash Equivalents – Available-for-sale debt securities with fair value option election	—	27,898	—	27,898
Short term investments – Available-for-sale debt securities with fair value option election	—	112,361	—	112,361
Private Placement Warrants	—	—	29,737	29,737
Derivative Liability - Conversion Option	$—	$—	$106,659	$106,659

December 31, 2025
Cash and Cash Equivalents - Money Market Funds	$1,878	$—	$—	$1,878
Cash and Cash Equivalents - Available-for-sale debt securities with fair value option election	—	39,896	—	39,896
Short term investments - Available-for-sale debt securities with fair value option election	—	107,381	—	107,381
Private Placement Warrants	—	—	33,167	33,167
Derivative Liability - Conversion Option	$—	$—	$115,834	$115,834

The carrying values of cash and cash equivalents, accounts payable, accrued expenses, amounts included in other current assets, and current liabilities that meet the definition of a financial instrument, approximate fair value due to their short-term nature. The total estimated fair value of the 2028 Notes was $154.5 million and $152.0 million as of March 31, 2026 and December 31, 2025, respectively.

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

Level 3 Liabilities

        Private Placement Warrants

The Company engaged a third-party valuation firm to assist with the fair value analysis of the Private Placement Warrants (as defined below). The analysis used commonly accepted valuation methodologies and best practices to determine the fair value of the equity, in accordance with fair value standards and U.S. GAAP. For the Private Placement Warrants that were outstanding as of  March 31, 2026, and December 31, 2025, NextNav used a Monte Carlo simulation model. The following table shows the assumptions used in each respective model:

	March 31, 2026	December 31, 2025
	Values	Values
Stock price	$16.02	$16.64
Strike Price	$11.50	$11.50
Holding Period/Term (years)	0.58	0.82
Volatility	113.60%	104.50%
Expected dividends	None	None
Risk-free rate	3.71%	3.52%
Fair value of warrants	$7.37	$8.22

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

(in thousands)
Balance as of December 31, 2025	$33,167
Fair value adjustment of Private Placement Warrants	(3,430)
Balance as of March 31, 2026	$29,737

Derivative Liability-Conversion Option

The 2028 Notes (as defined below) contain an embedded conversion feature that is required to be bifurcated and accounted for separately from the 2028 Notes as a derivative liability.  The fair value of the conversion option was determined using a binomial lattice valuation model and a “with-and-without” valuation methodology.  The derivative liability related to the 2028 Notes conversion option contained the following assumptions:

	March 31,	December 31,
	2026	2025
Stock price volatility (transaction calibrated)	35.0%	35.0%
Holding Period/Term (years)	2.3	2.5
Stock price	$16.02	$16.64
Risk-free interest rate	3.8%	3.5%
Credit rate	CCC-	CCC-
Debt yield (transaction-calibrated)	14.2%	12.6%

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

The table below provides a summary of the changes in fair value of the Company's 2028 Notes conversion option derivative liability accounted for as liabilities using significant unobservable inputs (Level 3):

(in thousands)
Balance as of December 31, 2025	$115,834
Fair value adjustment of derivative liability	(9,175)
Balance as of March 31, 2026	$106,659

The sensitivity of the fair value calculation to these methods, assumptions, and estimates included could create materially different results under different conditions or using different assumptions.

8. Long term debt, net

2026 Notes and related warrants

The Company issued a total of $70 million of senior secured notes (the “2026 Notes”) with a fixed interest rate of 10% to a group of lenders during 2023. The terms of the 2026 Notes provided that they would mature on December 1, 2026 with interest payable semi-annually in arrears on June 1 and December 1 of each year. The Company had the option to elect, in its sole discretion, to pay up to 50% of the accrued and unpaid interest on the 2026 Notes due with its common stock. Upon the closing of the Private Placement (as defined below), the Company used a portion of the net proceeds from the Private Placement to redeem all of the 2026 Notes, at a redemption price of 101% of the principal amount of the 2026 Notes, plus accrued and unpaid interest. Accordingly, none of the 2026 Notes remain outstanding.

In conjunction with the issuance of 2026 Notes, the Company issued 25,925,927 warrants at an exercise price of $2.16 per share to purchase Company’s common stock to the 2026 Notes holders (the “2026 Warrants”). The warrants are currently exercisable and expire on July 1, 2027.

2028 Notes and related warrants

On March 12, 2025, the Company entered into a Note Purchase Agreement (the “NPA”), among the Company and certain purchasers named therein (the “Purchasers”), pursuant to which the Company agreed to (i) sell to the Purchasers, in a private placement (the “Private Placement”), $190 million in aggregate principal amount of its 5.00% Senior Secured Convertible Notes due 2028 (the “2028 Notes”) and (ii) issue to certain of the purchasers, common stock purchase warrants (the “2028 Warrants”) to purchase an aggregate of 7,800,000 shares of the Company’s common stock with exercise prices ranging from $12.56 to $20.00 per share.

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

The Purchasers may, at any time, elect to convert some or all of the 2028 Notes into a number of shares of common stock equal to (i) the sum of the then-outstanding principal amount of 2028 Notes to be converted plus all accrued and unpaid interest to the date of the conversion divided by (ii) the then-applicable conversion price. The initial conversion price was set at 79.6178 shares per $1,000 principal and is subject to adjustment based on standard antidilution provisions. Upon conversion, the Company is required to deliver to the Purchasers shares of common stock and no alternative settlement methods are permitted.

The Company may redeem the 2028 Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of such 2028 Notes, plus accrued and unpaid interest, if the last reported sale price of common stock is greater than or equal to 160% of the conversion price for the 2028 Notes for at least 20 trading days during any 30 consecutive trading day period.

Upon the closing of the Private Placement, the Company used a portion of the net proceeds to redeem all of the 2026 Notes, at a redemption price of 101% of the principal amount of the 2026 Notes, plus accrued and unpaid interest.

The Company recognized a $14.4million loss on the early extinguishment of the 2026 Notes during the year ended December 31, 2025. The loss on extinguishment of the 2026 Notes was determined based on the difference between reacquisition price and the net carrying amount of the 2026 Notes.

The terms of the 2026 Warrants were not modified or impacted by the Private Placement and the subsequent redemption of the 2026 Notes.

In conjunction with the issuance of the 2028 Notes, the Company issued the 2028 Warrants to two lead investors who were non-2026 Notes lenders to purchase shares of the Company’s common stock with exercise prices ranging from $12.56 to $20.00 per share. The aggregate fair value of the 2028 Warrants was $9.0 million on the issuance date and presented as “additional paid-in capital” in the condensed consolidated balance sheets, with an offset entry recorded in other loss, net in the condensed consolidated statements of comprehensive loss. The fair value of the 2028 Warrants was determined using the Black-Scholes option pricing model based on non-observable pricing inputs (e.g., expected volatility) in the market and is categorized accordingly as Level 3 in the fair value hierarchy.

As part of the NPA, an entity affiliated with Fortress Investment Group LLC ("Fortress"), a 10% or greater stockholder of the Company and one of the lead investors, purchased $50 million in 2028 Notes and received 3,900,000 warrants. Additionally, an entity affiliated with Neil S. Subin, a director of the Company, purchased $6.3 million of the 2028 Notes.

For the three months ended March 31, 2026, the interest expense related to these notes was $625 thousand for the entity affiliated with Fortress, and $79 thousand for the entity affiliated with Neil S. Subin. For the three months ended March 31, 2025, the interest expense related to these notes was $28 thousand for the entity affiliated with Fortress and $4 thousand for the entity affiliated with Neil S. Subin. As of March 31, 2026, the accrued interest expense related to these notes was $833 thousand for the entity affiliated with Fortress and $105 thousand for the entity affiliated with Neil S. Subin. As of December 31, 2025, the accrued interest expense related to these notes was $208 thousand for the entity affiliated with Fortress and $26 thousand for the entity affiliated with Neil S. Subin.

The Company agreed to file a registration statement under the Securities Act of 1933, as amended, registering the resale of the 2028 Warrants, the shares of common stock underlying the 2028 Warrants and the conversion option of the 2028 Notes within 35 business days of the Closing Date. The Company filed such registration statement with the United States Securities and Exchange Commission (“SEC”) on April 25, 2025, which the SEC declared effective on May 2, 2025.

The Company determined that the conversion option embedded within the 2028 Notes required bifurcation as a derivative liability under ASC 815. For the valuation to record the debt and embedded derivative related to the conversion option at fair value, the Company used a binomial lattice valuation model and a “with-and-without” valuation methodology at inception and on subsequent valuation dates. This model incorporates inputs such as the stock price of the Company, risk-free interest rate, the transaction-calibrated debt yield and expected volatility. Certain inputs (e.g., expected volatility) involve unobservable inputs and are classified as level 3 of the fair value hierarchy. See Note 7 – Fair Value. The sensitivity of the fair value calculation to these methods, assumptions, and estimates included could create materially different results under different conditions or using different assumptions. Further, the Company determined that contingent interest features require bifurcation and therefore, bifurcated these embedded derivatives, along with the conversion option, from the debt host as a single, compound derivative liability. The Company determined the likelihood of the occurrence of events requiring payment under the contingent interest features to be remote and therefore, determined their value to be de minimis.  The fair value of derivative liability was $106.7 million and was included in long-term debt in the Company's Condensed Consolidated Balance Sheets as of March 31, 2026.

The carrying value of the 2028 Notes was $160.5 million as of March 31, 2026, net of unamortized debt discount of $29.5 million and was included in long-term debt in the Company’s Condensed Consolidated Balance Sheets. The carrying value of the 2028 Notes was $157.8 million as of December 31, 2025, net of unamortized debt discount of $32.2 million and was included in long-term debt in the Condensed Consolidated Balance Sheets.

As of March 31, 2026, the effective interest rate of the 2028 Notes was 13%.

The Company recognized interest expense associated with the 2028 Notes as follows for the three months ended March 31, 2026 and March 31, 2025 (in thousands).

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2026	2025
Contractual interest expense	$2,375	$106
Amortization of debt discounts	2,776	95
Interest expense – 2028 Notes	$5,151	$201

Debt Covenant Compliance

The obligations of the Company under the 2028 Notes are, subject to certain customary exceptions, secured by substantially all of the assets of the Company and its subsidiaries.

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

As of March 31, 2026, the Company was in compliance with all of the applicable debt covenants described above.

9. Warrants and Warrant Liability

As of March 31, 2026, NextNav had 37,137,806 warrants outstanding, which includes: (a) 14,714,169 public warrants associated with Spartacus Acquisition Corp.’s (“Spartacus”) initial public offering (the “Public Warrants”), (b) 4,034,790 warrants issued to Spartacus Sponsor LLC in a private placement on the initial public offering closing date (the “Private Placement Warrants”), (c) 10,588,847 2026 Warrants (as further described in Note 8) and (d) 7,800,000 2028 Warrants (as further described in Note 8).

The Private Placement Warrants are classified as a liability on the Company’s Condensed Consolidated Balance Sheet as of March 31, 2026. During the three months ended March 31, 2026 and March 31, 2025, zero and 205,402 Private Placement Warrants were reclassified from liability to equity (Public Warrants), respectively, as the terms that initially precluded equity classification were no longer applicable. Accordingly, the Company reclassified $0 and $1.2 million, respectively, from warrant liability to additional paid-in capital on its Condensed Consolidated Balance Sheet as of March 31, 2026 and March 31, 2025.

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

10. Common Stock

As of March 31, 2026, NextNav had authorized the issuance of 600,000,000 shares of capital stock, par value, $0.0001 per share, consisting of (a) 500,000,000 shares of common stock and (b) 100,000,000 shares of undesignated preferred stock. As of March 31, 2026, NextNav had 136,191,797 shares of common stock issued and 136,059,569 shares of common stock outstanding.

11. Commitments and Contingencies

Litigation and Legal Matters

From time to time, the Company is party to litigation and other legal matters incidental to the conduct of its business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company accrues liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of March 31, 2026, the Company was not involved in any such matters, individually or in the aggregate, which management believes would have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.

12. Income Taxes

The Company computes its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pretax income or loss and adjusts the provision for discrete tax items recorded in the period. A valuation allowance has been established against the Company’s U.S. federal and state deferred tax assets as well as its French deferred tax assets, which results in an annualized effective tax rate for both the Company’s U.S. and French operations of 0.0%. For the three months ended March 31, 2026, the Company recorded an income tax provision of $56 thousand primarily related to foreign tax activity in India on a pretax loss of $10.6 million, resulting in an effective tax rate of 0.5%. For the three months ended March 31, 2025, the Company recorded an income tax provision of $58 thousand primarily related to foreign tax activity in India on a pretax loss of $58.5 million, resulting in an effective tax rate of (0.1)%. These effective tax rates differ from the U.S. federal statutory rate primarily due to the valuation allowance against the Company’s domestic and French deferred tax assets.

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

NextNav did not have any intra-entity sales or transfers during the three months ended March 31, 2026 and 2025.

The Company reclassified certain expenses between significant expense categories presented in the segment financial information below for all periods to align with the changes in the financial reporting presented to the CODM. Segment financial information for the three months ended March 31, 2026 and 2025 is as follows:

	Three Months Ended March 31,
	2026	2025
Revenue	$(995)	$(1,539)
Less:
Technology development expenses	3,024	2,474
Business operation expenses	4,291	4,024
General and administrative expenses	6,463	6,456
Depreciation and amortization	1,534	1,452
Interest expense, net	3,913	2,738
Change in fair value of warrants and derivative liabilities	(12,605)	18,482
Other segment items[1]	4,940	24,434
Provision for income taxes	56	58
Consolidated net loss	$10,621	$58,579

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying quarterly unaudited condensed consolidated financial statements and our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”). Our 2025 Form 10-K includes additional information about our significant accounting policies, practices, and the transactions that underlie our financial results, as well as a detailed discussion of the most significant risks and uncertainties associated with our financial condition and operating results. In addition to historical financial information, some of the information contained in the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Actual results and outcomes could differ materially for a variety of reasons. You should review “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this Quarterly Report on Form 10-Q, as well as Item 1A, “Risk Factors” in our 2025 Form 10-K, as well as those otherwise described or updated from time to time in our other filings with the SEC, for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Our complementary PNT solutions are built on our asset base of FCC licenses that cover 12 MHz of low-band spectrum available for use.  This spectrum consists of a contiguous 8 MHz block of 900 MHz spectrum covering over 90% of the U.S. population and an additional 4 MHz of complementary spectrum covering part of the U.S. population that was transferred to us in 2025 as a result of a transaction with Telesaurus and Skybridge Spectrum Foundation. That transaction also gave us potential rights to an additional 2 MHz of related spectrum covered by terminated Skybridge Spectrum Foundation licenses.  These licenses are subject to a Skybridge and Telesaurus petition for reconsideration seeking reinstatement of these licenses. For more information, refer to Note 5 to our condensed consolidated financial statements for the three months ended March 31, 2026 included in this Quarterly Report on Form 10-Q. We are evolving our PNT solutions to use 5G New Radio (“5G NR”) positioning reference signals (“PRS”), under the 3GPP global standard, to determine location and timing - a platform we refer to as NextGen.  We believe the evolution of our existing technologies and services to a 5G NR PRS capability will improve the efficiency, flexibility, and scale of our operations. 5G NR technologies drive enhanced network performance, capacity, and efficiency across multiple industry verticals. 5G NR enables low-latency, high-throughput connectivity and also improves spectral efficiency, which allows operators to increase returns on investment in licensed spectrum and, with respect to our technology, to improve both the density and availability of PNT signals. 5G NR can also support many different applications, including ultra-reliable low-latency communications (URLLC), enhanced mobile broadband (eMBB), and massive machine-type communications (mMTC). These capabilities permit 5G NR to support high-performance broadband services as well as emerging use cases in autonomous systems, industrial automation, and the Internet of Things (IoT).  As a result, spectrum that can support 5G technologies and services is important to broadband providers and their customers.

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

Results of Operations

The following table sets forth our statements of operations for the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Revenue	$995	$1,539
Operating expense:
Cost of goods sold (1)	2,122	2,533
Research and development (1)	5,941	4,038
Selling, general and administrative (1)	10,741	10,520
Depreciation and amortization	1,534	1,452
Total operating expenses	20,338	18,543
Operating loss	(19,343)	(17,004)
Interest expense, net	(3,913)	(2,738)
Other income (expense)	12,691	(38,779)
Loss before income taxes	(10,565)	(58,521)
Provision for income taxes	56	58
Net loss	$(10,621)	$(58,579)

(1)

Cost of goods sold, research and development, and selling, general and administrative expense for the periods do not include depreciation and amortization, which is presented separately in the Condensed Consolidated Statements of Comprehensive Loss, but include stock-based compensation as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Cost of goods sold	$183	$237
Research and development	1,480	1,043
Selling, general and administrative	3,426	3,044
Total stock-based compensation expense	$5,089	$4,324

Comparison of the Three Months Ended March 31, 2026 and 2025

Revenue

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(in thousands)
Revenue	$995	$1,539	$(544)	(35.3)%

Revenue decreased by $0.5 million, or 35.3%, to $1.0 million for the three months ended March 31, 2026 from $1.5 million for the three months ended March 31, 2025. The decrease was driven by a decrease in service revenue from technology and services contracts with government and commercial customers. For the three months ended March 31, 2026, one customer accounted for 79% of total revenue and another customer accounted for 10% of total revenue. For the three months ended March 31, 2025, one customer accounted for 51% of total revenue and another customer accounted for 39% of total revenue.

Operating Expense

Cost of Goods Sold (COGS)

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(in thousands)
COGS	$2,122	$2,533	$(411)	(16.2)%

COGS decreased by $0.4 million, or 16.2%, to $2.1 million for the three months ended March 31, 2026 from $2.5 million for the three months ended March 31, 2025. The decrease was primarily driven by a $0.2 million decrease in payroll-related expenses, a $0.1 million decrease in site rent expense, and a $0.1 million decrease in stock-based compensation.

Research and Development

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(in thousands)
Research and Development	$5,941	$4,038	$1,903	47.1%

Research and development expenses increased by $1.9 million, or 47.1%, to $5.9 million for the three months ended March 31, 2026 from $4.0 million for the three months ended March 31, 2025. The increase was primarily driven by a $0.9 million increase in payroll-related expenses, a $0.4 million increase in stock-based compensation, a $0.4 million increase in non-recurring engineering services, a $0.1 million increase in outside consulting expenses, and a $0.1 million increase in other operational expenses.

Selling, General and Administrative

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(in thousands)
Selling, General and Administrative	$10,741	$10,520	$221	2.1%

Selling, general and administrative expenses increased by $0.2 million, or 2.1%, to $10.7 million for the three months ended March 31, 2026 from $10.5 million for the three months ended March 31, 2025. The increase was primarily driven by a $0.4 million increase in stock-based compensation, a $0.4 million increase in payroll-related expenses, and a $0.1 million increase in other operational expenses, partially offset by a $0.7 million decrease in professional services.

Depreciation and Amortization

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(in thousands)
Depreciation and amortization	$1,534	$1,452	$82	5.6%

Depreciation and amortization expenses increased by $0.1 million, or 5.6%, to $1.5 million for the three months ended March 31, 2026 from $1.5 million for the three months ended March 31, 2025. The increase was primarily driven by accelerated depreciation related to retired network assets.

Interest Expense, Net

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(in thousands)
Interest expense, net	$(3,913)	$(2,738)	$1,175	42.9%

Interest expense, net of interest income, increased by $1.2 million, or 42.9%, to $3.9 million for the three months ended March 31, 2026 from $2.7 million for the three months ended March 31, 2025. The increase was primarily driven by higher interest and amortization of debt discounts expense.

Other Income (Expense)

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(in thousands)
Other income (expense)	$12,691	$(38,779)	$(51,470)	(132.7)%

Other income was $12.7 million for the three months ended March 31, 2026 compared with other expense of $38.8 million for the three months ended March 31, 2025. This $51.5 million favorable change was primarily attributable to gains from changes in the fair value of derivative liabilities in the current period, compared to losses in the prior year, as well as the absence of a debt extinguishment loss and non‑cash expenses related to warrants issued in connection with the March 2025 financing transaction.

Liquidity and Capital Resources

We have incurred losses since our inception and to date have generated only limited revenue. We have primarily relied upon debt and equity financings to fund our cash requirements. During the three months ended March 31, 2026 and 2025, we incurred net losses of $10.6 million and $58.6 million, respectively. During the three months ended March 31, 2026, our net cash used in operating activities and investing activities was $10.0 million and $4.2 million, respectively. During the three months ended March 31, 2025, our net cash used in operating activities and provided by investing activities was $12.2 million and $3.0 million, respectively. As of March 31, 2026, we had cash and cash equivalents and marketable securities of $143.0 million and an accumulated deficit of $1.1 billion. We expect to incur additional losses and higher operating expenses for the foreseeable future. Our primary use of cash is to fund our operations as we continue to grow our business. We will require a significant amount of cash for expenditures as we invest in ongoing research and development and our PNT networks.

Managing liquidity and our cash position is a priority of ours. We continually work to optimize our expenses in light of the growth of our business, and adapt to changes in the economic environment. We believe that our cash and cash equivalents and marketable securities as of March 31, 2026 will be sufficient to meet our working capital and capital expenditure needs, including all contractual commitments, beyond the next 12 months from the filing of this Quarterly Report on Form 10-Q. We believe we will meet longer term expected future cash requirements and obligations through a combination of our existing cash and cash equivalents balances and marketable securities, cash flows from operations, and issuance of equity securities or debt offerings.  However, this determination is based upon internal financial projections and is subject to changes in market and business conditions.

On March 12, 2025, we entered into a Note Purchase Agreement to sell to a group of lenders in a private placement (the “Private Placement”) $190.0 million in aggregate principal amount of 5% Senior Secured Convertible Notes due in 2028 (the “2028 Notes”) at par. The 2028 Notes will mature on June 30, 2028 with interest payable in cash semi-annually in arrears on June 1 and December 1 of each year at 5% per annum. Upon the closing of the Private Placement, we used a portion of the net proceeds from the Private Placement to redeem all  $70.0 million of our senior secured notes that were issued with a fixed interest rate of 10% to a group of lenders during 2023 (the “2026 Notes”), at a redemption price of 101% of the principal amount of the 2026 Notes, plus accrued and unpaid interest.  Refer to Note 8 to our condensed consolidated financial statements for the three months ended March 31, 2026 included elsewhere in this Quarterly Report on Form 10-Q for more information.

Cash Flows

The following table summarizes our cash flows for the period indicated:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net cash used in operating activities	$(10,041)	$(12,179)
Net cash (used in) provided by investing activities	(4,156)	3,006
Net cash provided by financing activities	233	120,172

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

Net cash used in operating activities during the three months ended March 31, 2026 was $10.0 million, resulting primarily from a net loss of $10.6 million adjusted for $5.1 million for stock-based compensation, $2.8 million for amortization of debt discount, $1.5 million for depreciation and amortization, a $0.1 million equity method investment loss, $0.1 million asset retirement obligation accretion and a net increase in operating liabilities of $4.6 million. These changes were partially offset by a non-cash gain of $9.2 million for change in the fair value of derivative liability, a non-cash gain of $3.4 million for change in the fair value of warrant liability, and a $1.0 million realized and unrealized gain on marketable securities.

Net cash used in operating activities during the three months ended March 31, 2025 was $12.2 million, resulting primarily from a net loss of $58.6 million adjusted for non-cash charges of $24.5 million for change in the fair value of derivative liability, $13.7 million loss on the early extinguishment of the 2026 Notes, $5.8 million related to warrants issued in connection with 2028 Notes, $4.3 million for stock-based compensation, $1.7 million for amortization of debt discount, $1.5 million for depreciation and amortization and a net decrease in operating assets of $1.2 million. These changes were partially offset by non-cash gain of $6.0 million for change in the fair value of warrant liability and a $0.3 million realized and unrealized gain on marketable securities.

Cash Flows from Investing Activities

Net cash used in investing activities during the three months ended March 31, 2026 was $4.2 million, representing net purchase of marketable securities of $4.0 million, and cash used for property and equipment, including internal use software, of $0.1 million.

Net cash provided by investing activities during the three months ended March 31, 2025 was $3.0 million, representing a net sale and maturity of marketable securities of $3.1 million partially offset by cash used for property and equipment, including internal use software, of $0.1 million.

Cash Flows from Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2026 was $0.2 million, primarily reflecting cash proceeds from the exercise of common stock options and warrants.

Net cash provided by financing activities during the three months ended March 31, 2025 was $120.2 million, primarily reflecting cash proceeds from the issuance of the 2028 Notes, net of repayment of the 2026 Notes (refer to Note 8 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information) and cash proceeds from the exercise of common stock options and warrants.

Critical Accounting Policies and Significant Management Estimates

For a discussion of our critical accounting policies and estimates, please refer to Item 7 under Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Form 10-K and Note 2 to our condensed consolidated financial statements for the three months ended March 31, 2026 included elsewhere in this Quarterly Report on Form 10-Q.

Recently Issued and Adopted Accounting Standards

For information regarding new accounting pronouncements, and the impact of these pronouncements on our condensed consolidated financial statements, refer to Note 2 to our condensed consolidated financial statements for the three months ended March 31, 2026 included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risks from those disclosed in Part II, Item 7A of the 2025 Form 10-K.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant losses since inception. For the three months ended March 31, 2026 and 2025, we incurred net losses of $10.6 million and $58.6 million, respectively. We do not expect to be profitable or cash flow positive in the near future. Furthermore, any expansion of our services, including the deployment of our NextGen technology, will result in increased operating costs. As a result, our losses are expected to continue, and we may not achieve profitability as anticipated, or at all.

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

We believe that our cash and cash equivalents and marketable securities as of March 31, 2026 will be sufficient to meet our working capital and capital expenditure needs, including all contractual commitments, beyond the next 12 months from the date of filing this Quarterly Report on Form 10-Q. We expect to meet longer term expected future cash requirements and obligations through a combination of cash flows from operations and issuance of equity or debt securities. However, this expectation is based upon internal financial projections of operating cash flows and is subject to changes in market and business conditions. Our ability to raise additional capital on acceptable terms, or at all, will depend on, among other things, our financial performance and credit ratings, general economic factors, including inflation and prevailing interest rates, the condition of the credit and capital markets and other events, some of which may be beyond our control. If we need additional capital and cannot raise it on acceptable terms, or at all, our business, financial conditions, and results of operations will be materially impacted.  If we raise capital through the sale of equity or debt securities, our current investors may be materially diluted.

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

Risks Related to Legal and Regulatory Matters

Our business and strategy depends on access to radio spectrum to provide our location services, and optimized access to such spectrum is not a certainty.

Through our wholly owned affiliate, Progeny LMS, LLC, we hold 354 licenses issued by the FCC to use radio spectrum for location services within the 902-928 MHz band, identified by the FCC as the Multilateration Location and Monitoring (“M-LMS”) Service licenses, including 128 LMS licenses that we acquired from a third party in 2025.  When the FCC created the M-LMS service, it used an auction process to issue three M-LMS licenses in each of 176 Economic Areas (“EAs”) in the U.S. Progeny’s 354 M-LMS licenses provide coverage of most of the U.S. and the vast majority of populated areas within the U.S., but the amount of spectrum authorized by its licenses varies by location.  Progeny holds all three M-LMS licenses authorizing the use of 12 megahertz of spectrum in 81 EAs, it holds two M-LMS licenses authorizing the use of 8 megahertz of spectrum in another 32 EAs, and it holds one M-LMS license authorizing the use of 4 megahertz of spectrum in another 47 EAs.  The remaining M-LMS licenses are all held by the FCC in reserve.

Progeny’s M-LMS spectrum licenses are subject to rules that were adopted by the FCC more than thirty years ago and do not reflect (and are often incompatible with) current technology in the fields of radio signal modulation (such as 5G transmissions) and wireless PNT services. Certain of our location services depend on our ability to use portions of the radio spectrum licensed by the FCC in a manner that is inconsistent with the rules applicable to M-LMS services in this spectrum. We have therefore filed a petition with the FCC seeking to update the rules and optimize the 902-928 MHz spectrum band to enable 5G operations. Our petition has been opposed by third parties that use portions of the 902-928 MHz band for other purposes, many of them on a secondary, subordinate basis to our licensed operations. We continue to work with the FCC and interested third parties in seeking approval for our Petition so we can deploy next-generation PNT services using state-of-the-art 5G technology in that band.

The FCC has initiated interagency review of a draft notice of proposed rulemaking (NPRM) to promote the development of positioning, navigation, and timing technologies and solutions. Such FCC action is subject to interagency review and coordination with other federal entities, including those responsible for national security, public safety, spectrum management, and other governmental interests. The interagency review process can be unpredictable and there is no assurance that the NPRM will be consistent with our petition or that FCC will adopt the NPRM, issue a report and order, or do so within a timeframe, scope, or structure that supports our business objectives.

The FCC regulatory process is subject to other legal, technical, political, and policy considerations beyond our control. Our petition continues to face opposition from third parties who may seek to delay, modify, or prevent FCC action through the regulatory process or by advocating for legislative or executive branch actions that could stall, condition, or halt FCC consideration of matters relevant to our strategy. For example, the U.S. House Committee on Appropriations recently approved an amendment to federal budget legislation that, if signed into law, would affect the FCC’s authority, discretion, or resources to take certain regulatory actions, including actions related to spectrum policy and rulemaking processes on which our plans depend. Such legislative action may be modified, rejected, time‑limited, or enacted, and its outcome and impact remains uncertain.

Any of these factors could result in the FCC not issuing an NPRM, not adopting a report and order or adopting rules that do not permit the optimization or use of the lower 900 MHz band on terms that are commercially practicable for us.  If we are unable to obtain the necessary FCC approvals on a timely basis, or at all, our ability to execute our business strategy, deploy planned services, attract partners or customers, and generate anticipated revenues would be materially and adversely affected and could result in a significant decline in the market price of our common stock.

In addition, if the FCC does reconfigure the spectrum, it may decide to use an auction as part of the process of distributing the spectrum licenses it holds in reserve. We may be required to participate and compete with other bidders in such an auction, with no certainty of winning. If we are unable to secure additional M-LMS licenses or suitable alternative spectrum in a different frequency band, our ability to expand certain of our services nationwide may be negatively impacted, which may have a negative impact on our business, financial condition and results of operations.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 500,000,000 shares of common stock, of which, as of March 31, 2026, 136,059,569 shares were outstanding, 12,514,606 shares were reserved for future issuance under our stock incentive plan and 52,265,195 shares were issuable upon the exercise of warrants and conversion of debt. As a result, we have a large number of shares of common stock that are authorized for issuance and are not outstanding or otherwise reserved and could be issued at the discretion of our board of directors (our “Board”) or through exercise of options and warrants or conversion of debt. We expect to seek additional financing in the future in order to fund our operations, and if we issue additional shares of common stock or securities convertible into common stock, our existing stockholders will be diluted. Our Board may also choose to issue shares of our common stock or securities convertible into or exercisable for our common stock to acquire assets, corporations or companies, for compensation to employees, officers, directors, consultants and advisors, to fund capital expenditures and to enter into strategic partnerships. Additionally, shares of common stock could be issued for anti-takeover purposes or to delay or prevent changes in control or management of the Company. Our Board may determine to issue shares of our common stock on terms that our stockholders do not believe enhance stockholder value, or that may ultimately have an adverse (including a material adverse) effect on our business or the trading price of our common stock. Further, the issuance of any such shares may cause further dilution to the ownership interest of our current stockholders, reduce the book value per share of our common stock and may contribute to a reduction in the market price for our common stock.

Our principal stockholders own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Certain of our stockholders own a significant percentage of our outstanding capital stock. As of March 31, 2026, our holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 40% of our outstanding shares of common stock. Accordingly, certain stockholders may have significant influence over our affairs due to their substantial stock ownership and, in one case, a position on our Board. For example, these stockholders may be able to control or influence elections of directors, amendments of our organizational documents, or the approval of any merger, sale of assets or our business, or other major corporate transaction. The concentrated ownership of our common stock may also cause additional volatility as fewer of our shares may be traded on a daily basis. Furthermore, any significant sale of common stock by any of these holders could have an adverse impact on the trading price of our common stock. This concentration of ownership may prevent or discourage unsolicited acquisition proposals or offers for our common stock that some of our stockholders may believe is in their best interest.

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

We have a significant number of outstanding warrants for the purchase of common stock. Outstanding warrants to purchase an aggregate of 18,749,960 shares of common stock became exercisable on November 27, 2021 in accordance with the terms of the warrant agreement governing those securities. These warrants consist of 14,715,169 public warrants and 4,034,790 private placement warrants, related to the initial public offering and financing of Spartacus Acquisition Corp. (a Delaware special purpose acquisition company with which we consummated a business combination in 2021). The 4,034,790 private placement warrants have been registered pursuant to an effective registration statement. Each warrant entitles its holder to purchase one share of common stock at an exercise price of $11.50 per share and will expire at 5:00 p.m., New York time, on October 28, 2026, or earlier upon redemption of our common stock or our liquidation. To the extent warrants are exercised, additional shares of common stock will be issued, which will result in dilution to our then existing stockholders and increase the number of shares eligible for resale in the public market.

Moreover, in conjunction with the issuance of our senior secured notes in 2023 (Refer to Note 8 to our condensed consolidated financial statements for the three months ended March 31, 2026 included elsewhere in this Quarterly Report on Form 10-Q for more information), we issued an aggregate of 25,925,927 warrants (the “2023 Debt Warrants”) at an exercise price of $2.16 to purchase shares of our common stock to certain of the purchasers thereof. The 2023 Debt Warrants will expire at 5:00 p.m., New York time, on June 1, 2027. As of March 31, 2026, 10,588,847 2023 Debt Warrants were outstanding.

Additionally, in conjunction with the issuance of the 2028 Notes in 2025 (Refer to Note 8 to our condensed consolidated financial statements for the three months ended March 31, 2026 included elsewhere in this Quarterly Report on Form 10-Q for more information), we issued 7,800,000 warrants (the “2025 Debt Warrants” and, together with the 2023 Debt Warrants, the “Debt Warrants”) with exercise prices ranging from $12.56 to $20.00 per share to certain of the purchasers thereof. The 2025 Debt Warrants will expire at 5:00 p.m., New York time, on December 31, 2028. As of March 31, 2026, 7,800,000 2025 Debt Warrants were outstanding.

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

None.

(b) Use of Proceeds from Sale of Registered Equity Securities

None.

(c) Purchases of Equity Securities by the Issuer

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Plans

On March 30, 2026, Sammaad Shams, Chief Accounting Officer, entered into a "Rule 10b5-1 trading arrangement" (as defined in Item 408 of Regulation S-K), intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Securities Exchange Act of 1934. The sales plan applies to previously awarded grants of restricted stock units ("RSUs") and stock options and provides for the automatic sales of a specific percentage of shares following the settlement of vested RSUs in an amount sufficient to satisfy the applicable tax withholding obligation of Mr. Shams. The sale proceeds will be delivered to the Company in satisfaction of the withholding obligation. The trading arrangement also provides for (i) the automatic sales of a specific percentage of shares underlying vested RSUs if the Company's stock price reaches a set limit price per share, and (ii) the automatic exercise of vested stock options and sale of the underlying shares if the Company's stock price reaches a set limit price per share. In these instances, a portion of the sale proceeds will be delivered to the Company in satisfaction of any tax withholding obligations and, in the case of the options, in satisfaction of the option exercise price.

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

NEXTNAV INC.

Date: May 14, 2026	By:	/s/ Timothy A. Gray
	Name:	Timothy A. Gray
	Title:	Executive Vice President, Chief Financial Officer and Principal Financial Officer

Date: May 14, 2026	By:	/s/ Sammaad R. Shams
	Name:	Sammaad R. Shams
	Title:	Chief Accounting Officer and Principal Accounting Officer