Form 10-Q
period 2026-09-30
NEXTNAV INC.
filed 2026-11-12
CIK 1865631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

There were 169,981,271 shares of the registrant’s common stock outstanding as of November 6, 2026.

NEXTNAV INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2026

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

•         the timing of obtaining regulatory approvals, the achievement of certain FCC related milestones and FCC approvals;

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

ii

 PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NextNav Inc.

CONDENSED Consolidated Balance Sheets

(IN THOUSANDS, EXCEPT SHARE DATA)

	September 30, 2026 (unaudited)	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$63,883	$44,757
Short term investments	200,214	107,381
Accounts receivable	1,687	2,346
Other current assets	3,881	2,927
Total current assets	$269,665	$157,411

Long term investments	26,824	—
Property and equipment, net of accumulated depreciation of $18,455 and $16,458 at September 30, 2026 and December 31, 2025, respectively	9,523	11,763
Operating lease right-of-use assets	12,102	14,856
Goodwill	18,482	19,161
Intangible assets, net	41,617	42,167
Other assets	1,488	1,661
Total assets	$379,701	$247,019

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,148	$661
Accrued expenses and other current liabilities	7,170	8,560
Operating lease current liabilities	2,293	2,673
Deferred revenue	578	491
Total current liabilities	$11,189	$12,385
Warrants	1,623	33,167
Operating lease noncurrent liabilities	10,174	12,337
Other long-term liabilities	2,792	1,776
Long-term debt, net	—	273,589
Total liabilities	$25,778	$333,254

Stockholders’ equity:
Common stock, authorized 500,000,000 shares; 169,980,482 and 135,504,497 shares issued and 169,848,254 and 135,372,269 shares outstanding at September 30, 2026 and December 31, 2025, respectively	18	15
Additional paid-in capital	1,451,866	961,991
Accumulated other comprehensive income	2,676	3,811
Accumulated deficit	(1,099,944)	(1,051,359)
Common stock in treasury, at cost; 132,228 shares at both September 30, 2026 and December 31, 2025	(693)	(693)
Total stockholders’ equity (deficit)	$353,923	$(86,235)
Total liabilities and stockholders’ equity	$379,701	$247,019

See accompanying notes.

NextNav INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$1,582	$887	$3,727	$3,628
Operating expenses:
Cost of goods sold (exclusive of depreciation and amortization)	1,918	2,041	6,095	6,609
Research and development	5,188	5,153	16,592	14,015
Selling, general and administrative	12,763	10,012	36,065	30,765
Depreciation and amortization	1,320	3,546	4,174	6,348
Total operating expenses	$21,189	$20,752	$62,926	$57,737
Operating loss	$(19,607)	$(19,865)	$(59,199)	$(54,109)
Other income (expense):
Interest income (expense), net	2,427	(3,179)	(4,566)	(8,937)
Debt extinguishment gain (loss)	—	—	21,429	(14,434)
Change in fair value of warrants	13,017	4,801	13,150	2,006
Change in fair value of derivative liability	—	18,774	(19,259)	(36,407)
Other income (loss), net	(10)	(2)	12	(9,264)
Income (loss) before income taxes	$(4,173)	$529	$(48,433)	$(121,145)
Provision for income taxes	(36)	(46)	(152)	(146)
Net income (loss)	$(4,209)	$483	$(48,585)	$(121,291)
Foreign currency translation adjustment	(175)	(65)	(1,135)	3,076
Comprehensive income (loss)	$(4,384)	$418	$(49,720)	$(118,215)
Net income (loss)	(4,209)	483	(48,585)	(121,291)
Net income (loss) attributable to common stockholders – basic	$(4,209)	$483	$(48,585)	$(121,291)
Net loss attributable to common stockholders – diluted	(6,485)	(18,212)	(51,029)	(123,297)
Weighted average number of shares outstanding – basic	168,694	133,335	148,671	131,913
Weighted average number of shares outstanding – diluted	168,819	149,557	148,830	132,535
Net income (loss) attributable to common stockholders per share – basic	$(0.02)	$0.00	$(0.33)	$(0.92)
Net loss attributable to common stockholders per share – diluted	$(0.04)	$(0.12)	$(0.34)	$(0.93)

See accompanying notes.

NextNav INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE DATA)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury stock,	Stockholders’ Equity
	Shares	Value	Capital	Deficit	Income	at cost	(Deficit)
Balance, December 31, 2025	135,372,269	$15	$961,991	$(1,051,359)	$3,811	$(693)	$(86,235)
Vesting of RSUs	655,061	—	—	—	—	—	—
Issuance of RSAs	4,545	—	—	—	—	—	—
Exercise of common stock options	26,194	—	250	—	—	—	250
Exercise of common warrants	1,500	—	13	—	—	—	13
Stock-based compensation expense	—	—	7,403	—	—	—	7,403
Net loss	—	—	—	(10,621)	—	—	(10,621)
Foreign currency translation adjustment	—	—	—	—	(777)	—	(777)
Balance, March 31, 2026	136,059,569	$15	$969,657	$(1,061,980)	$3,034	$(693)	$(89,967)
Vesting of RSUs	327,486	—	—	—	—	—	—
Issuance of RSAs	67,950	—	—	—	—	—	—
Exercise of common stock options	539,556	—	2,771	—	—	—	2,771
Exercise of common warrants	14,839,902	1	169,647	—	—	—	169,648
Redemption of common warrants	—	—	3	—	—	—	3
Reclassification of warrant liability to Common Stock warrants	—	—	3,918	—	—	—	3,918
Stock-based compensation expense	—	—	4,987	—	—	—	4,987
Issuance of shares for 2028 Notes conversion	15,163,329	2	277,076	—	—	—	277,078
Net loss	—	—	—	(33,755)	—	—	(33,755)
Foreign currency translation adjustment	—	—	—	—	(183)	—	(183)
Balance, June 30, 2026	166,997,792	$18	$1,428,059	$(1,095,735)	$2,851	$(693)	$334,500
Vesting of RSUs	333,374	—	—	—	—	—	—
Exercise of common stock options	96,531	—	458	—	—	—	458
Exercise of common warrants	2,420,557	—	17,420	—	—	—	17,420
Stock-based compensation expense	—	—	5,929	—	—	—	5,929
Net loss	—	—	—	(4,209)	—	—	(4,209)
Foreign currency translation adjustment	—	—	—	—	(175)	—	(175)
Balance, September 30, 2026	169,848,254	$18	$1,451,866	$(1,099,944)	$2,676	$(693)	$353,923

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

       NextNav INC.

CONDENSED Consolidated Statements of Cash Flows

(UNAUDITED)

(IN THOUSANDS)

	Nine Months Ended September 30,
	2026	2025
Operating activities
Net loss	$(48,585)	$(121,291)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,174	6,348
Equity-based compensation	17,659	12,539
Change in fair value of warrants	(13,150)	(2,006)
Debt extinguishment (gain) loss	(21,429)	13,734
Issuance of common warrants	—	9,006
Change in fair value of derivative liability	19,259	36,407
Realized and unrealized gain on short term and long term investments	(3,920)	(2,204)
Equity method investment loss	185	119
Asset retirement obligation accretion	153	78
Amortization of debt discount	5,207	6,878
Changes in operating assets and liabilities:
Accounts receivable	659	1,869
Other current assets	(999)	(511)
Other assets	(18)	121
Accounts payable	487	(21)
Deferred revenue	87	134
Accrued expenses and other liabilities	(338)	3,483
Operating lease right-of-use assets and liabilities	215	649
Net cash used in operating activities	$(40,354)	$(34,668)

Investing activities
Purchases of network assets, property, and equipment	(104)	(65)
Purchase of internal use software	(447)	(310)
Purchase of marketable securities	(387,237)	(194,494)
Sale and maturity of marketable securities	271,500	159,900
Net cash used in investing activities	$(116,288)	$(34,969)

Financing activities
Proceeds from 2028 senior convertible notes	—	190,000
Repayment of 2026 senior secured notes	—	(70,700)
Payments towards debt issuance cost	—	(1,517)
Payments towards debt	(50)	(86)
Proceeds from exercise of common warrants	172,608	766
Proceeds from exercise of common stock options	3,479	1,614
Net cash provided by financing activities	$176,037	$120,077
Effect of exchange rates on cash and cash equivalents	(269)	224
Net increase in cash and cash equivalents	19,126	50,664
Cash and cash equivalents at beginning of period	44,757	39,330
Cash and cash equivalents at end of period	$63,883	$89,994

Supplemental disclosures of cash information
Income taxes paid, net	$186	$141
Interest paid in cash	$4,731	$4,244
Supplemental disclosure of non-cash financing activity
Conversion of debt and accrued interest into common stock	$190,451	$—
Cashless exercise of private placement warrants	$14,476	$—

See accompanying notes.

NextNav INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the nine months ended September 30, 2026

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

Since its inception, NextNav has incurred recurring losses and generated negative cash flows from operations and has primarily relied upon debt and equity financings to fund its cash requirements. During the nine months ended September 30, 2026 and 2025, the Company incurred net losses of $48.6 million and $121.3 million, respectively. During the nine months ended September 30, 2026 and 2025, net cash used in operating activities was $40.4 million and $34.7 million, respectively. As of September 30, 2026, cash and cash equivalents and marketable securities was $290.9 million.  The Company’s primary use of cash is to fund operations as NextNav continues to perform research and development and grow. The Company expects to incur additional losses and higher operating expenses for the foreseeable future, specifically as NextNav invests in ongoing research and development and its PNT networks.

Managing liquidity and the Company’s cash position is a priority of the Company. The Company continually works to optimize its expenses in light of the growth of its business and adapt to changes in the economic environment. The Company believes that its cash and cash equivalents and marketable securities as of September 30, 2026 will be sufficient to meet its working capital and capital expenditure needs, including all contractual commitments, beyond the next 12 months from the filing of this Quarterly Report on Form 10-Q. The Company believes it will meet longer term expected future cash requirements and obligations through a combination of its existing cash and cash equivalents balances and marketable securities, cash flows from operations, and issuance of equity securities or debt offerings. However, this determination is based upon internal financial projections and is subject to changes in market and business conditions.

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in these condensed consolidated financial statements.

Unaudited Interim Financial Information

The condensed consolidated financial statements as of September 30, 2026 are unaudited. These interim financial statements of NextNav have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and SEC instructions for interim financial information and should be read in conjunction with NextNav’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”), which the Company filed with the SEC on March 17, 2026.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and reflect, in management’s opinion, all adjustments of a normal, recurring nature that are necessary for the fair statement of the Company’s financial position as of September 30, 2026, results of operations for the three and nine months ended September 30, 2026 and 2025, and changes in stockholders’ equity and cash flows for the nine months ended September 30, 2026 and 2025, but are not necessarily indicative of the results expected for the full fiscal year or any other period.

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

The Company invests excess cash primarily in U.S. treasury bills and money market funds. The Company determines the appropriate classification of marketable securities at the date of purchase and reevaluates the classifications and designations at the balance sheet date.

The Company classifies all marketable securities that have stated maturities of three months or less from the date of purchase as cash equivalents. Marketable securities with maturities of 12 months or less are classified as short-term investments, and marketable securities with maturities greater than 12 months are classified as long-term investments on the Condensed Consolidated Balance Sheets, unless the Company identified specific securities it intends to sell within the next 12 months.

Marketable securities that are held for resale are classified as "trading securities" and are measured at fair value with the related gains and losses, including unrealized, recognized in interest expense, net. Marketable securities not classified as held to maturity or as trading securities are classified as "available-for-sale securities" and the fair value option (“FVO”) was elected, for which related gains and losses, including unrealized gains and losses and interest, are recognized in interest income (expense), net. The FVO election allows the Company to account for the marketable securities at fair value, which is consistent with the manner in which the instruments are managed.

For the three months ended September 30, 2026 and 2025, the Company recorded gains of $2.2 million and $1.6 million, respectively. For the nine months ended September 30, 2026 and 2025, the Company recorded gains of $4.6 million and $4.0 million, respectively, from fair value changes from FVO available-for-sale debt securities, which were recorded within interest income (expense), net, in the Condensed Consolidated Statements of Comprehensive Loss. As of September 30, 2026, the contractual maturities of all long-term investments belonged to the maturity grouping of after one year through five years.

Revenue

The following table presents the Company’s revenue disaggregated by category and source:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Commercial	$1,582	$882	$3,697	$2,830
Government contracts	—	5	30	798
Total revenue	$1,582	$887	$3,727	$3,628

Contract Balances

Accounts receivable are billed and unbilled amounts related to the Company’s rights to consideration as performance obligations are satisfied when the rights to payment become unconditional but for the passage of time. As of September 30, 2026 and December 31, 2025, the Company’s accounts receivable balances were comprised of $1.7 million and $2.3 million, respectively. The Company assesses collectability by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when the Company identifies specific customers with known disputes or collectability issues. In determining the amount of the allowance for credit losses, the Company considers historical collectability based on past due status and makes judgments about the creditworthiness of customers based on ongoing credit evaluations. The Company also considers customer-specific information, current market conditions, and reasonable and supportable forecasts of future economic condition. An allowance for credit losses for accounts receivable is recorded as an offset to accounts receivable, and changes in such are classified as selling, general and administrative expense in the Consolidated Statements of Comprehensive Loss. As of both September 30, 2026 and December 31, 2025, all accounts receivable balances were current and no allowance for credit losses were recorded.

Contract liabilities relate to amounts billed in advance, or advance consideration received from customers, for which transfer of control of the good or service occurs at a later point in time. As of September 30, 2026 and December 31, 2025, the Company’s contract liabilities were $578 thousand and $491 thousand, respectively, and are recorded in deferred revenue in the Condensed Consolidated Balance Sheets.

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

The following details the amount of stock-based compensation included in cost of goods sold, research and development, and selling, general and administrative expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Cost of goods sold	$165	$154	$515	$547
Research and development	1,246	1,089	4,094	3,292
Selling, general and administrative	5,274	3,322	13,050	8,700
Total stock-based compensation expense	$6,685	$4,565	$17,659	$12,539

Basic and Diluted Net Income/Loss per Share

Basic income/loss per share (“EPS”) excludes dilution for common stock equivalents and is computed by dividing net income/loss available to stockholders by the weighted-average number of shares of common stock outstanding for the period. Restricted shares are included in the computation of basic EPS as they vest.

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

Basic and diluted EPS calculation	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Numerator
Net income (loss) attributable to common stockholders - basic	$(4,209)	$483	$(48,585)	$(121,291)
Adjustments for dilutive impacts:
Reversal of MTM adjustments	(2,276)	(23,575)	(2,444)	(2,006)
Reversal of interest expense and amortization of debt discount	—	4,880	—	—
Net income (loss) attributable to common stockholders - diluted	(6,485)	(18,212)	(51,029)	(123,297)
Denominator
Weighted average shares – basic	168,694	133,335	148,671	131,913
Adjustment: Add dilutive shares	125	16,222	159	622
Weighted average shares – diluted	168,819	149,557	148,830	132,535
Basic income (loss) per share	$(0.02)	$0.00	$(0.33)	$(0.92)
Diluted income (loss) per share	$(0.04)	$(0.12)	$(0.34)	$(0.93)

      The following details anti-dilutive unvested restricted stock units and unvested restricted stock awards, as well as the anti-dilutive effects of the outstanding warrants, convertible notes, and stock options:

	Three Months Ended September 30,		Nine Months Ended September 30,
Antidilutive Shares Excluded	2026	2025	2026	2025
	(in thousands)		(in thousands)
Warrants	16,922	33,147	16,922	33,147
Stock Options	4,798	4,269	4,798	4,269
Unvested Restricted Stock Units	2,660	3,779	2,660	3,779
Unvested Restricted Stock Awards	148	—	148	220
2028 Notes Convertible Stock	—	—	—	15,127

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

The Company evaluates equity method investment for impairment based upon a comparison of the fair value of the equity method investment to its carrying value, when impairment indicators exist. If the Company determines a decline in the fair value of an equity method investment below its carrying value is other-than-temporary, an impairment is recorded. Determining fair value involves significant judgment. The Company’s estimates consider alternative evidence including, but not limited to, general economic conditions and other relevant factors. The Company did not recognize any impairment losses for its equity method investment for the nine months ended September 30, 2026 and for the year ended December 31, 2025.

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

Certain decommissioned network assets were retired as the Company evolves its technology platform to NextGen. The Company recorded accelerated depreciation expense on these assets as depreciation and amortization. The Company recorded $0.1 million and $0.5 million of accelerated depreciation expense on these assets as depreciation and amortization in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2026, respectively. The Company recorded $2.2 million of accelerated depreciation expense on these assets as depreciation and amortization in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2025.

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

No impairment of indefinite-lived intangible assets was recorded during either the three and nine months ended September 30, 2026 and September 30, 2025.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company operates as one reporting unit. When testing goodwill for impairment, the Company may first perform an optional qualitative assessment. If the Company determines it is not more likely than not the reporting unit’s fair value is less than its carrying value, then no further analysis is necessary. If the Company determines that it is more likely than not that the fair value of its reporting unit is less than its carrying amount, then the quantitative impairment test will be performed. Under the quantitative impairment test, if the carrying amount of the Company’s reporting unit exceeds its fair value, the Company will recognize an impairment loss in an amount equal to that excess but limited to the total amount of goodwill. No goodwill impairment was recorded for the three and nine months ended September 30, 2026 and for the year ended December 31, 2025. The following summarizes the Company's goodwill activities:

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Beginning Balance	$19,161	$16,966
Changes in foreign exchange rates	(679)	2,133
Ending Balance	$18,482	$19,099

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

Net transaction gains (losses) from foreign currency contracts recorded in the Condensed Consolidated Statements of Comprehensive Income (Loss) were immaterial for the three and nine months ended September 30, 2026 and 2025. The only component of other comprehensive loss is currency translation adjustments for all periods presented. No income tax expense was allocated to the currency translation adjustments.

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

3. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2026	December 31, 2025
	(in thousands)
Accrued salary and other employee liabilities	$4,289	$5,229
Accrued legal and professional services	621	372
Accrued interest	—	792
Other accrued liabilities	2,260	2,167
Total	$7,170	$8,560

4. Intangibles

Intangible assets as of September 30, 2026 and December 31, 2025 consisted of following (in thousands):

	September 30, 2026			December 31, 2025
	Gross Amount	Accumulated Amortization	Net Carrying Value	Gross Amount	Accumulated Amortization	Net Carrying Value
Indefinite-Lived intangible assets	$36,443	$—	$36,443	$36,443	$—	$36,443
Acquired Software	7,386	3,570	3,816	7,602	3,264	4,338
Acquired Technology	616	214	402	639	182	457
Internal Use Software	4,166	3,210	956	3,650	2,721	929
Total	$48,611	$6,994	$41,617	$48,334	$6,167	$42,167

The weighted average remaining useful lives of acquired software and acquired technology were 8.1 years as of September 30, 2026.

The Company recognized $0.3 million of amortization expense related to its intangible assets during each of the three months ended September 30, 2026 and September 30, 2025. Amortization expense on intangibles assets was $0.9 million and $1.1 million for the nine months ended September 30, 2026 and 2025, respectively. Future amortization is expected as follows:

2026	$300
2027	944
2028	795
2029	613
2030	522
2031 and thereafter	2,000
$5,174

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

•         $7.5 million in shares of NextNav common stock on the earlier of the approval by the FCC of the application seeking the transfer and assignment of the M-LMS Licenses to the Company (the “FCC Approval”) or, if no action has been taken by the FCC, November 15, 2024 (payable regardless of whether the closing of the Transaction occurs  (the “Closing”) (“First Noncash Consideration”); and

•         $20.0 million in shares of NextNav common stock within 30 days of the assignment of the M-LMS Licenses at Closing, contingent upon FCC Approval (the “Closing Consideration”).

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

The Asset Purchase Agreement provides for additional contingent consideration in the amount of $20 million, payable in shares of NextNav common stock. Payment of this additional consideration is contingent upon the FCC granting additional flexibility in the use of M-LMS spectrum, including the M-LMS spectrum covered by the acquired M-LMS Licenses. On April 16, 2024, the Company petitioned the FCC to commence a rule making to reconfigure and update the rules governing the Lower 900 MHz band plan to allow additional flexibility in the use of M-LMS spectrum (the “Petition”). The FCC’s review of the Petition is pending. No liability was recognized for the contingent consideration, as significant regulatory uncertainty resulted in the payment conditions not meeting the applicable accounting recognition criteria as of September 30, 2026 and December 31, 2025.

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

As of September 30, 2026, the Company’s total ownership of MetCom consisted of 797,502 shares, representing ownership of 13.8%. The Company recognized losses of $49 thousand and $45 thousand for the three months ended September 30, 2026 and 2025, respectively, and losses of $186 thousand and $119 thousand for the nine months ended September 30, 2026 and 2025, respectively, related to its share of MetCom’s operating results. These amounts are recorded in other income (loss), net in the Condensed Consolidated Statements of Comprehensive Income (Loss). The carrying value of the Company’s investment in MetCom was $1.0 million and $1.1 million as of September 30, 2026 and December 31, 2025, respectively, and is classified in other long-term assets in the Condensed Consolidated Balance Sheets. The Company had $14 thousand and $28 thousand in accounts receivable from MetCom as of September 30, 2026 and December 31, 2025, respectively.

As part of MetCom’s series BBB round fund raising, the Company committed to contribute an additional $450 thousand equity investment in MetCom (“Tranche B Investment”). The closing of Tranche B Investment is subject to certain closing conditions which were not yet met as of September 30, 2026.

The Company holds a warrant (the “MetCom Warrant”) issued by MetCom which entitles the Company to purchase additional shares at an exercise price of JPY10 per share, such that the Company may obtain an aggregate total of 33% of MetCom common stock on an “as-converted” basis. The MetCom Warrant is subject to certain vesting conditions, and the closing of Tranche B Investment will trigger an amendment to these vesting terms. The MetCom Warrant vesting conditions were not met as of September 30, 2026; therefore, the MetCom Warrant remained not exercisable.

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

The following table presents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
	(in thousands)
September 30, 2026
Cash and Cash Equivalents - Money Market Funds	$133	$—	$—	$133
Cash and Cash Equivalents – Available-for-sale debt securities with fair value option election	—	60,765	—	60,765
Short term investments – Available-for-sale debt securities with fair value option election	—	200,214	—	200,214
Long term investments – Available-for-sale debt securities with fair value option election	—	26,824	—	26,824
Private Placement Warrants	—	—	1,623	1,623
December 31, 2025
Cash and Cash Equivalents - Money Market Funds	$1,878	$—	$—	$1,878
Cash and Cash Equivalents - Available-for-sale debt securities with fair value option election	—	39,896	—	39,896
Short term investments - Available-for-sale debt securities with fair value option election	—	107,381	—	107,381
Private Placement Warrants	—	—	33,167	33,167
Derivative Liability - Conversion Option	$—	$—	$115,834	$115,834

The carrying values of cash and cash equivalents, accounts payable, accrued expenses, amounts included in other current assets, and current liabilities that meet the definition of a financial instrument, approximate fair value due to their short-term nature.  The estimated fair value of the 2028 Notes (as defined below) was approximately $152.0 million as of December 31, 2025. During the nine months ended September 30, 2026, all outstanding 2028 Notes were converted into shares of the Company's common stock and, accordingly, no debt was outstanding as of September 30, 2026. See Note 8 — Long Term Debt, net.

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

Level 3 Liabilities

        Private Placement Warrants

The Company engaged a third-party valuation firm to assist with the fair value analysis of the Private Placement Warrants (as defined below). The analysis used commonly accepted valuation methodologies and best practices to determine the fair value of the equity, in accordance with fair value standards and U.S. GAAP. For the Private Placement Warrants that were outstanding as of  September 30, 2026, and December 31, 2025, NextNav used a Monte Carlo simulation model. The following table shows the assumptions used in each respective model:

	September 30, 2026	December 31, 2025
	Values	Values
Stock price	$14.38	$16.64
Strike Price	$11.50	$11.50
Holding Period/Term (years)	0.08	0.82
Volatility	98.00%	104.50%
Expected dividends	None	None
Risk-free rate	4.02%	3.52%
Fair value of warrants	$3.28	$8.22

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

(in thousands)
Balance as of December 31, 2025	$33,167
Fair value adjustment of Private Placement Warrants	(13,150)
Reclassification of warrant liability to Common Stock warrants	(3,918)
Cashless exercise of Private Placement Warrants	(14,476)
Balance as of September 30, 2026	$1,623

Derivative Liability-Conversion Option

The 2028 Notes (as defined below) contained an embedded conversion feature that was required to be bifurcated and accounted for separately from the 2028 Notes as a derivative liability. The fair value of the conversion option was determined using a binomial lattice valuation model and a "with-and-without" valuation methodology. During the nine months ended September 30, 2026, all outstanding 2028 Notes were converted into shares of the Company's common stock. As a result, the embedded conversion option derivative liability associated with the 2028 Notes was extinguished, and no conversion option derivative liability remained outstanding as of September 30, 2026. See Note 8 — Long Term Debt, net.

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

The table below provides a summary of the changes in fair value of the Company's 2028 Notes conversion option derivative liability accounted for as liabilities using significant unobservable inputs (Level 3):

(in thousands)
Balance as of December 31, 2025	$115,834
Fair value adjustment of derivative liability	$19,259
Derecognition upon conversion of 2028 Notes	$(135,093)
Balance as of September 30, 2026	$—

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

In conjunction with the issuance of 2026 Notes, the Company issued warrants to purchase an aggregate of 25,925,927 shares of the Company’s common stock at an exercise price of $2.16 per share (the “2026 Warrants”) to the 2026 Notes holders. The 2026 Warrants are currently exercisable and expire on June 1, 2027.

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

In conjunction with the issuance of the 2028 Notes, the Company issued an aggregate of 7,800,000 warrants (the “2028 Warrants”) to two lead investors who were non-2026 Notes lenders to purchase shares of the Company’s common stock with exercise prices ranging from $12.56 to $20.00 per share. The aggregate fair value of the 2028 Warrants was $9.0 million on the issuance date and presented as “additional paid-in capital” in the Condensed Consolidated Balance Sheets, with an offset entry recorded in other loss, net in the Condensed Consolidated Statements of Comprehensive Income (Loss). The fair value of the 2028 Warrants was determined using the Black-Scholes option pricing model based on non-observable pricing inputs (e.g., expected volatility) in the market and is categorized accordingly as Level 3 in the fair value hierarchy.

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

Conversion and Extinguishment of 2028 Notes

On June 15, 2026, the Optional Redemption feature of the 2028 Notes was satisfied. As a result, the Company announced that it elected to redeem all of its 2028 Notes on June 25, 2026 (the “Redemption Date”). All outstanding principal (plus accrued and unpaid interest) of the 2028 Notes was converted by the holders into 15,163,329 shares of the Company’s common stock at the Initial Conversion Price prior to the Redemption Date, therefore no portion of the 2028 Notes were subject to redemption. Immediately prior to the conversion, the Company recorded a mark-to-market loss on the conversion option derivative liability of $19.3 million for the nine months ended September 30, 2026, which was recorded within Change in fair value of derivative liability in the Condensed Consolidated Statements of Comprehensive Income (Loss). Upon conversion and derecognition of the 2028 Notes and related liabilities, the Company recognized an extinguishment gain of $21.4 million, which was recorded within Debt extinguishment gain (loss) in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the nine months ended September 30, 2026. The extinguishment gain or loss is calculated as the difference between consideration paid and the net carrying amounts of the 2028 Notes and bifurcated derivative liability after remeasuring the bifurcated conversion option to fair value immediately prior to the conversion. See Note 2 – Summary of Significant Accounting Policies - Long-term debt for details. The terms of the 2028 Warrants were not modified or impacted by the conversion of the 2028 Notes.

During the three and nine months ended September 30, 2026, the interest expense related to the 2028 Notes was $0 thousand and $1,153 thousand for the entity affiliated with Fortress, respectively, and $0 thousand and $145 thousand for the entity affiliated with Neil S. Subin, respectively.

During the three and nine months ended September 30, 2025, the interest expense related to the 2028 Notes was $625 thousand and $1,278 thousand, respectively, for the entity affiliated with Fortress, and $79 thousand and $161 thousand, respectively, for the entity affiliated with Neil S. Subin.

As of September 30, 2026, there was no outstanding principal, bifurcated derivative liability, or accrued interest expense related to the 2028 Notes. As of December 31, 2025, the accrued interest expense related to the 2028 Notes was $208 thousand for the entity affiliated with Fortress and $26 thousand for the entity affiliated with Neil S. Subin. The fair value of derivative liability was $115.8 million as of December 31, 2025; the carrying value of the 2028 Notes was $157.8 million as of December 31, 2025, net of unamortized debt discount of $32.2 million. Both were included in long-term debt in the Condensed Consolidated Balance Sheets.

The effective interest rate of the 2028 Notes was 13% through the date of conversion.

The Company recognized interest expense associated with the 2028 Notes as follows for the three and nine months ended September 30, 2026 and September 30, 2025 (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Contractual interest expense	$—	$2,375	$4,391	$4,856
Amortization of debt discounts	—	2,603	5,207	5,234
Interest expense – 2028 Notes	$—	$4,978	$9,598	$10,090

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

9. Warrants and Warrant Liability

As of September 30, 2026, NextNav had 17,416,915 warrants outstanding, which includes: (a) 494,813 warrants issued to Spartacus Sponsor LLC in a private placement on the initial public offering closing date (the “Private Placement Warrants”), (b) 9,122,102 2026 Warrants (as further described in Note 8) and (c) 7,800,000 2028 Warrants (as further described in Note 8).

The Private Placement Warrants are classified as a liability on the Company’s Condensed Consolidated Balance Sheet as of September 30, 2026. During the three months ended September 30, 2026, 3,200,000 Private Placement Warrants were exercised on a cashless basis, resulting in the issuance of 1,057,573 shares of common stock. Immediately prior to exercise, the warrants were remeasured to fair value, with the resulting change in fair value recognized in earnings. The aggregate fair value of the warrants at the time of exercise was $14.5 million. On October 7, 2026, the remaining 494,813 Private Placement Warrants outstanding as of September 30, 2026, were exercised on a cashless basis, resulting in the issuance of 100,908 shares of common stock. No Private Placement Warrants were exercised during the three months ended September 30, 2025.

During the nine months ended September 30, 2026 and 2025, 339,977 and 205,402 Private Placement Warrants, respectively, were reclassified from liability to equity (and thereafter became Public Warrants). Accordingly, the Company reclassified $3.9 million and $1.2 million, respectively, from warrant liability to additional paid-in capital on its Condensed Consolidated Balance Sheets as of September 30, 2026 and 2025.

Holders of the public warrants (consisting of 14,714,169 warrants issued in connection with Spartacus Acquisition Corp.'s initial public offering and the warrants reclassified as described in the preceding paragraph (collectively, the “Public Warrants”)), Private Placement Warrants, 2026 Warrants, and 2028 Warrants are entitled to acquire shares of the Company’s common stock. With respect to the Public Warrants and Private Placement Warrants, each whole warrant entitled the registered holder to purchase one share at an exercise price of $11.50 per share. The Public Warrants and Private Placement Warrants had an expiration date of October 28, 2026.

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

The Private Placement Warrants were identical in all respects to the Public Warrants except that, so long as they were held by the current holder or its permitted transferees: (i) they would not be redeemable by NextNav; (ii) they may be exercised by the holders on a cashless basis; and (iii) they were subject to registration rights. Private Placement Warrants were not subject to redemption.

10. Common Stock

As of September 30, 2026, NextNav had authorized the issuance of 600,000,000 shares of capital stock, par value, $0.0001 per share, consisting of (a) 500,000,000 shares of common stock and (b) 100,000,000 shares of undesignated preferred stock. As of September 30, 2026, NextNav had 169,980,482 shares of common stock issued and 169,848,254 shares of common stock outstanding.

11. Commitments and Contingencies

Litigation and Legal Matters

From time to time, the Company is party to litigation and other legal matters incidental to the conduct of its business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company accrues liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of September 30, 2026, the Company was not involved in any such matters, individually or in the aggregate, which management believes would have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.

12. Income Taxes

The Company computes its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pretax income or loss and adjusts the provision for discrete tax items recorded in the period. A valuation allowance has been established against the Company’s U.S. federal and state deferred tax assets as well as its French deferred tax assets, which results in an annualized effective tax rate for both the Company’s U.S. and French operations of 0.0%. For the three months ended September 30, 2026, the Company recorded an income tax provision of $36 thousand primarily related to foreign tax activity in India on a pretax loss of $4.2 million, resulting in an effective tax rate of (0.9%). For the three months ended September 30, 2025, the Company recorded an income tax provision of $46 thousand primarily related to foreign tax activity in India on a pretax income of $0.5 million, resulting in an effective tax rate of 8.70%. For the nine months ended September 30, 2026, the Company recorded an income tax provision of $152 thousand primarily related to foreign tax activity in India on a pretax loss of $48.4 million, resulting in an effective tax rate of (0.3%). For the nine months ended September 30, 2025, the Company recorded an income tax provision of $146 thousand related to foreign tax activity in India on a pretax loss of $121.1 million, resulting in an effective tax rate of (0.1%). These effective tax rates differ from the U.S. federal statutory rate primarily due to the valuation allowance against the Company’s domestic and French deferred tax assets.

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

NextNav did not have any intra-entity sales or transfers during the three and nine months ended September 30, 2026 and 2025.

The Company reclassified certain expenses between significant expense categories presented in the segment financial information below for all periods to align with the changes in the financial reporting presented to the CODM. Segment financial information for the three and nine months ended September 30, 2026 and 2025 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$1,582	$887	$3,727	$3,628
Less:
Technology development expenses	(2,862)	(2,715)	(8,944)	(7,817)
Business operation expenses	(3,891)	(4,050)	(12,264)	(12,063)
General and administrative expenses	(6,519)	(5,842)	(19,819)	(18,518)
Depreciation and amortization	(1,320)	(3,546)	(4,174)	(6,348)
Interest income (expense), net	2,427	(3,179)	(4,566)	(8,937)
Change in fair value of warrants and derivative liabilities	13,017	23,575	(6,109)	(34,401)
Other segment items[1]	(6,607)	(4,601)	3,716	(36,689)
Provision for income taxes	(36)	(46)	(152)	(146)
Consolidated net income (loss)	$(4,209)	$483	$(48,585)	$(121,291)

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

Our complementary PNT solutions are built on our asset base of FCC licenses that cover 12 MHz of low-band spectrum available for use.  This spectrum consists of a contiguous 8 MHz block of 900 MHz spectrum covering over 90% of the U.S. population and an additional 4 MHz of complementary spectrum covering part of the U.S. population that was transferred to us in 2025 as a result of a transaction with Telesaurus and Skybridge Spectrum Foundation. That transaction also gave us potential rights to an additional 2 MHz of related spectrum covered by terminated Skybridge Spectrum Foundation licenses.  These licenses are subject to a Skybridge and Telesaurus petition for reconsideration seeking reinstatement of these licenses. For more information, refer to Note 5 to our condensed consolidated financial statements for the three months ended September 30, 2026 included in this Quarterly Report on Form 10-Q. We are evolving our PNT solutions to use 5G New Radio (“5G NR”) positioning reference signals (“PRS”), under the 3GPP global standard, to determine location and timing - a platform we refer to as NextGen.  We believe the evolution of our existing technologies and services to a 5G NR PRS capability will improve the efficiency, flexibility, and scale of our operations. 5G NR technologies drive enhanced network performance, capacity, and efficiency across multiple industry verticals. 5G NR enables low-latency, high-throughput connectivity and also improves spectral efficiency, which allows operators to increase returns on investment in licensed spectrum and, with respect to our technology, to improve both the density and availability of PNT signals. 5G NR can also support many different applications, including ultra-reliable low-latency communications (URLLC), enhanced mobile broadband (eMBB), and massive machine-type communications (mMTC). These capabilities permit 5G NR to support high-performance broadband services as well as emerging use cases in autonomous systems, industrial automation, and the Internet of Things (IoT).  As a result, spectrum that can support 5G technologies and services is important to broadband providers and their customers.

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

Results of Operations

The following table sets forth our statements of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Revenue	$1,582	$887	$3,727	$3,628
Operating expense:
Cost of goods sold (1)	1,918	2,041	6,095	6,609
Research and development (1)	5,188	5,153	16,592	14,015
Selling, general and administrative (1)	12,763	10,012	36,065	30,765
Depreciation and amortization	1,320	3,546	4,174	6,348
Total operating expenses	21,189	20,752	62,926	57,737
Operating loss	(19,607)	(19,865)	(59,199)	(54,109)
Interest income (expense), net	2,427	(3,179)	(4,566)	(8,937)
Other income (expense)	13,007	23,573	15,332	(58,099)
Income (loss) before income taxes	(4,173)	529	(48,433)	(121,145)
Provision for income taxes	(36)	(46)	(152)	(146)
Net Income (loss)	$(4,209)	$483	$(48,585)	$(121,291)

(1)

Cost of goods sold, research and development, and selling, general and administrative expense for the periods do not include depreciation and amortization, which is presented separately in the Condensed Consolidated Statements of Comprehensive Loss, but include stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Cost of goods sold	$165	$154	$515	$547
Research and development	1,246	1,089	4,094	3,292
Selling, general and administrative	5,274	3,322	13,050	8,700
Total stock-based compensation expense	$6,685	$4,565	$17,659	$12,539

Comparison of the Three Months Ended September 30, 2026 and 2025

Revenue

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(in thousands)
Revenue	$1,582	$887	$695	78.4%

Revenue increased by $0.7 million, or 78.4%, to $1.6 million for the three months ended September 30, 2026 from $0.9 million for the three months ended September 30, 2025. The increase was driven by an increase in service revenue from technology and services contracts with commercial customers. For the three months ended September 30, 2026, one customer accounted for 53% of total revenue and another customer accounted for 39% of total revenue. For the three months ended September 30, 2025, one customer accounted for 89% of total revenue.

Operating Expense

Cost of Goods Sold (COGS)

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(in thousands)
COGS	$1,918	$2,041	$(123)	(6.0)%

COGS decreased by approximately $0.1 million, or 6.0%, to $1.9 million for the three months ended September 30, 2026 from $2.0 million for the three months ended September 30, 2025. The decrease was primarily driven by $0.1 million decrease in site rent expense.

Research and Development

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(in thousands)
Research and Development	$5,188	$5,153	$35	0.7%

Research and development expenses remained relatively consistent at $5.2 million for the three months ended September 30, 2026 and 2025.

Selling, General and Administrative

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(in thousands)
Selling, General and Administrative	$12,763	$10,012	$2,751	27.5%

Selling, general and administrative expenses increased by $2.8 million, or 27.5%, to $12.8 million for the three months ended September 30, 2026 from $10.0 million for the three months ended September 30, 2025. The increase was primarily driven by a $2.0 million increase in stock-based compensation, a $0.8 million increase in outside consulting expenses and professional services, and a $0.5 million increase in marketing, recruiting costs, and other operational expenses, partially offset by a $0.5 million decrease in payroll-related expenses.

Depreciation and Amortization

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(in thousands)
Depreciation and amortization	$1,320	$3,546	$(2,226)	(62.8)%

Depreciation and amortization expenses decreased by $2.2 million, or 62.8%, to $1.3 million for the three months ended September 30, 2026 from $3.5 million for the three months ended September 30, 2025. The decrease was primarily attributable to lower accelerated depreciation associated with network asset retirements compared with the prior-year period.

Interest Income (Expense), Net

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(in thousands)
Interest income (expense), net	$2,427	$(3,179)	$5,606	176.3%

Interest income, net was $2.4 million for the three months ended September 30, 2026, compared to net interest expense of $3.2 million for the three months ended September 30, 2025, representing a year-over-year change of $5.6 million. The favorable change primarily reflects interest income earned on investments and the absence of interest expense following the conversion of the 2028 Notes (as defined below) into equity in June 2026.

Other Income

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(in thousands)
Other income	$13,007	$23,573	$(10,566)	(44.8)%

Other income was $13.0 million for the three months ended September 30, 2026 compared with $23.6 million for the three months ended September 30, 2025. The decrease of  $10.6 million was primarily attributable to the absence of an $18.8 million gain from the changes in the fair value of the derivative liability recognized in the prior-year period, partially offset by a higher gain from the change in fair value of private warrants of $8.2 million in the current-year period.

Comparison of the Nine Months Ended September 30, 2026 and 2025

Revenue

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(in thousands)
Revenue	$3,727	$3,628	$99	2.7%

Revenue increased by $0.1 million, or 2.7%, to $3.7 million for the nine months ended September 30, 2026 from $3.6 million for the nine months ended September 30, 2025. The increase was driven by an increase in service revenue from technology and services contracts with commercial customers. For the nine months ended September 30, 2026, one customer accounted for 65% of total revenue and another customer accounted for 18% of total revenue. For the nine months ended September 30, 2025, one customer accounted for 66% of total revenue and another customer accounted for 22% of total revenue.

Operating Expense

Cost of Goods Sold (COGS)

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(in thousands)
COGS	$6,095	$6,609	$(514)	(7.8)%

COGS decreased by $0.5 million, or 7.8%, to $6.1 million for the nine months ended September 30, 2026 from $6.6 million for the nine months ended September 30, 2025. The decrease was primarily driven by a $0.2 million decrease in payroll-related expenses, a $0.2 million decrease in site rent expense, and a $0.1 million decrease in other operational expenses.

Research and Development

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(in thousands)
Research and Development	$16,592	$14,015	$2,577	18.4%

Research and development expenses increased by $2.6 million, or 18.4%, to $16.6 million for the nine months ended September 30, 2026 from $14.0 million for the nine months ended September 30, 2025. The increase was primarily driven by a $1.4 million increase in payroll-related expenses, a $0.8 million increase in stock-based compensation, a $0.4 million increase in outside consulting expenses, and a $0.1 million increase in other operational expenses, partially offset with a $0.1 million decrease in the non-recurring engineering services.

Selling, General and Administrative

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(in thousands)
Selling, General and Administrative	$36,065	$30,765	$5,300	17.2%

Selling, general and administrative expenses increased by $5.3 million, or 17.2%, to $36.1 million for the nine months ended September 30, 2026 from $30.8 million for the nine months ended September 30, 2025. The increase was primarily driven by a $4.3 million increase in stock-based compensation, a $1.4 million increase in outside consulting expenses, and a $0.3 million increase in marketing and recruiting cost, and a $0.3 million increase in other operational expenses, partially offset by a $0.6 million decrease in professional services, and a $0.4 million decrease in payroll-related expenses.

Depreciation and Amortization

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(in thousands)
Depreciation and amortization	$4,174	$6,348	$(2,174)	(34.2)%

Depreciation and amortization expenses decreased by $2.2 million, or 34.2%, to $4.2 million for the nine months ended September 30, 2026 from $6.3 million for the nine months ended September 30, 2025. The decrease was primarily attributable to lower accelerated depreciation associated with network asset retirements compared with the prior-year period.

Interest Expense, Net

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(in thousands)
Interest expense, net	$(4,566)	$(8,937)	$4,371	(48.9)%

Interest expense, net of interest income, decreased by $4.4 million, or 48.9%, to $4.6 million for the nine months ended September 30, 2026 from $8.9 million for the nine months ended September 30, 2025. The favorable change primarily reflects interest income earned on investments and the absence of interest expense following the conversion of the 2028 Notes into equity in June 2026.

Other Income (Expense)

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(in thousands)
Other income (expense)	$15,332	$(58,099)	$73,431	(126.4)%

Other income was $15.3 million for the nine months ended September 30, 2026, compared with other expense of $58.1 million for the nine months ended September 30, 2025, representing a favorable year-over-year change of $73.4 million. The change was primarily attributable to a $35.9 million favorable change related to extinguishment of debt upon conversion of the 2028 Notes, a $17.1 million favorable change in the fair value of the conversion option derivative liability, an $11.1 million favorable change in the fair value of private warrants, and the absence of $9.3 million non-cash warrant charges recognized in the prior-year period in connection with the 2028 Notes.

Liquidity and Capital Resources

We have incurred losses since our inception and to date have generated only limited revenue. We have primarily relied upon debt and equity financings to fund our cash requirements. During the nine months ended September 30, 2026 and 2025, we incurred net losses of $48.6 million and $121.3 million, respectively. During the nine months ended September 30, 2026, our net cash used in operating activities and investing activities was $40.4 million and $116.3 million, respectively. During the nine months ended September 30, 2025, our net cash used in operating activities and investing activities was $34.7 million and $35.0 million, respectively. As of September 30, 2026, we had cash and cash equivalents and marketable securities of $290.9 million and an accumulated deficit of $1.1 billion. We expect to incur additional losses and higher operating expenses for the foreseeable future. Our primary use of cash is to fund our operations as we continue to grow our business. We will require a significant amount of cash for expenditures as we invest in ongoing research and development and our PNT networks.

Managing liquidity and our cash position is a priority of ours. We continually work to optimize our expenses in light of the growth of our business, and adapt to changes in the economic environment. We believe that our cash and cash equivalents and marketable securities as of September 30, 2026 will be sufficient to meet our working capital and capital expenditure needs, including all contractual commitments, beyond the next 12 months from the filing of this Quarterly Report on Form 10-Q. We believe we will meet longer term expected future cash requirements and obligations through a combination of our existing cash and cash equivalents balances and marketable securities, cash flows from operations, and issuance of equity securities or debt offerings.  However, this determination is based upon internal financial projections and is subject to changes in market and business conditions.

On March 12, 2025, we entered into a Note Purchase Agreement to sell to a group of lenders in a private placement (the “Private Placement”) $190.0 million in aggregate principal amount of 5% Senior Secured Convertible Notes due in 2028 (the “2028 Notes”) at par. The 2028 Notes were scheduled to mature on June 30, 2028 with interest payable in cash semi-annually in arrears on June 1 and December 1 of each year at 5% per annum. Upon the closing of the Private Placement, we used a portion of the net proceeds from the Private Placement to redeem all $70.0 million of our senior secured notes that were issued with a fixed interest rate of 10% to a group of lenders during 2023 (the “2026 Notes”), at a redemption price of 101% of the principal amount of the 2026 Notes, plus accrued and unpaid interest. In June 2026, all outstanding 2028 Notes were converted into shares of our common stock, and no principal amount remained outstanding as of September 30, 2026. The conversion eliminated our outstanding debt obligations, reduced future cash interest requirements and further strengthened our balance sheet and liquidity position. Refer to Note 8 to our condensed consolidated financial statements for the three and nine months ended September 30, 2026 included elsewhere in this Quarterly Report on Form 10-Q for more information.

During the second quarter of 2026, we completed the redemption of all outstanding 15 million Public Warrants. In connection with the redemption, holders exercised 14.7 million Public Warrants for cash, generating approximately $169.5 million of gross proceeds. The remaining 318 thousand Public Warrants were redeemed for $0.01 per warrant and ceased to be outstanding. The transaction significantly enhanced our liquidity and, together with the conversion of the 2028 Notes, further simplified our capital structure. Refer to Note 9 to our condensed consolidated financial statements for the three and nine months ended September 30, 2026 included elsewhere in this Quarterly Report on Form 10-Q for more information.

Cash Flows

The following table summarizes our cash flows for the period indicated:

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Net cash used in operating activities	$(40,354)	$(34,668)
Net cash used in investing activities	(116,288)	(34,969)
Net cash provided by financing activities	176,037	120,077

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

Net cash used in operating activities during the nine months ended September 30, 2026 was $40.4 million, resulting primarily from a net loss of $48.6 million adjusted for a non-cash loss of $19.3 million for change in the fair value of derivative liability, $17.7 million for stock-based compensation, $5.2 million for amortization of debt discount, $4.2 million for depreciation and amortization, a $0.2 million equity method investment loss, and a $0.2 million asset retirement obligation accretion. These adjustments were partially offset by a non-cash gain of $21.4 million on the extinguishment of the 2028 Notes, a non-cash gain of $13.2 million for change in the fair value of warrant liability, a $3.9 million realized and unrealized gain on marketable securities, and a $0.1 million net decrease in operating liabilities.

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

Cash Flows from Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2026 was $116.3 million, representing net purchase of marketable securities of $115.7 million, and cash used for property and equipment, including internal use software of $0.6 million.

Net cash provided by investing activities during the nine months ended September 30, 2025 was $35.0 million, representing a net sale and maturity of marketable securities of $34.6 million partially offset by cash used for property and equipment, including internal use software, of $0.4 million.

Cash Flows from Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2026 was $176.0 million, primarily reflecting cash proceeds from the exercise of warrants and common stock options.

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

Critical Accounting Policies and Significant Management Estimates

For a discussion of our critical accounting policies and estimates, please refer to Item 7 under Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Form 10-K and Note 2 to our condensed consolidated financial statements for the three and nine months ended September 30, 2026 included elsewhere in this Quarterly Report on Form 10-Q.

Recently Issued and Adopted Accounting Standards

For information regarding new accounting pronouncements, and the impact of these pronouncements on our condensed consolidated financial statements, refer to Note 2 to our condensed consolidated financial statements for the three and nine months ended September 30, 2026 included elsewhere in this Quarterly Report on Form 10-Q.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant losses since inception. For the nine months ended September 30, 2026 and 2025, we incurred net losses of $48.6 million and $121.3 million, respectively. We do not expect to be profitable or cash flow positive in the near future. Furthermore, any expansion of our services, including the deployment of our NextGen technology, will result in increased operating costs. As a result, our losses are expected to continue, and we may not achieve profitability as anticipated, or at all.

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

We believe that our cash and cash equivalents and marketable securities as of September 30, 2026 will be sufficient to meet our working capital and capital expenditure needs, including all contractual commitments, beyond the next 12 months from the date of filing this Quarterly Report on Form 10-Q. We expect to meet longer term expected future cash requirements and obligations through a combination of cash flows from operations and issuance of equity or debt securities. However, this expectation is based upon internal financial projections of operating cash flows and is subject to changes in market and business conditions. Our ability to raise additional capital on acceptable terms, or at all, will depend on, among other things, our financial performance and credit ratings, general economic factors, including inflation and prevailing interest rates, the condition of the credit and capital markets and other events, some of which may be beyond our control. If we need additional capital and cannot raise it on acceptable terms, or at all, our business, financial condition, and results of operations will be materially impacted.  If we raise capital through the sale of equity or debt securities, our current investors may be materially diluted.

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

We do not sell our Pinnacle z-axis solutions directly to end users. Instead, we provide location technology that integrates with devices and applications that are created or distributed by third parties. Accordingly, our future growth significantly depends on third parties choosing to incorporate our technology into smartphone devices, applications and other new device types and markets that utilize location. We also depend on our customers, resellers and licensees to develop products and services with value-added features to drive sales and demand. Because GPS has been viewed in the marketplace as a reliable geolocation service provided for free to end users, our customers may not see a business need to integrate our solutions into their devices and applications. Despite efforts to educate customers about the need for z-axis geolocation services, there can be no assurance that such efforts will be successful and as a result, a market for our solutions may not be created or result in meaningful revenue.

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

We host our applications in Amazon Web Services’ (“AWS”) cloud infrastructure. Customers of our products need to be able to access our platform at any time, without interruption or degradation of performance. AWS runs its own platform that we access, and we are, therefore, vulnerable to service interruptions at AWS. We have experienced and we expect that in the future we may experience interruptions, delays and outages in service and availability from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions and capacity constraints. Capacity constraints could be due to a number of potential causes including technical failures, natural disasters, fraud or security attacks. In addition, if our security, or that of AWS, is compromised, our products or platform are unavailable or our users are unable to use our products within a reasonable amount of time or at all, then our business, results of operations and financial condition could be adversely affected. In some instances, we may not be able to identify the cause or causes of these performance problems within a period of time acceptable to our customers. To the extent that we do not effectively address capacity constraints and cost considerations, either through AWS or alternative cloud infrastructure, our business, results of operations and financial condition may be adversely affected. In addition, any changes in service levels from AWS may adversely affect our ability to meet our customers’ requirements. Further, our customers may require us to support additional cloud platforms beyond AWS, which would result in additional costs to our business.

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

Our success depends largely on the skills, experience and performance of key members of our senior management team, as well as our ability to attract and retain other highly qualified management and technical personnel. There is competition for qualified personnel in our industry, and we may not be able to attract and retain the personnel necessary for the development of our business. The loss of the services of key members of management and the inability or delay in hiring new key employees could adversely affect our ability to manage our business and our future operational and financial results.

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

The FCC regulatory process is subject to other legal, technical, political, and policy considerations beyond our control. Our petition continues to face opposition from third parties who may seek to delay, modify, or prevent FCC action through the regulatory process or by advocating for legislative or executive branch actions that could stall, condition, or halt FCC consideration of matters relevant to our strategy. For example, the U.S. House Committee on Appropriations recently approved an amendment to federal budget legislation that, if signed into law, would affect the FCC’s authority, discretion, or resources to take certain regulatory actions, including actions related to spectrum policy and rulemaking processes on which our plans depend. Such legislative action may be modified, rejected, time‑limited, or enacted, and its outcome and impact remain uncertain.

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

We are subject to a wide variety of laws and regulations relating to various aspects of our business, including, without limitation, with respect to our wireless location services, employment and labor matters, health care matters, tax matters, privacy and data security matters, health and safety matters, customs matters and government contracting matters. Laws and regulations at the foreign, federal, state and local levels frequently change, especially in relation to new and emerging industries, and we cannot always reasonably predict the impact from, or the ultimate cost of compliance with, current or future legal, regulatory or administrative changes. We monitor these developments and devote a significant amount of our management’s time and external resources towards compliance with these laws, regulations and guidelines, and such compliance places a significant burden on management’s time and our other resources, and it may limit our ability to develop new business channels. Moreover, changes in law, the imposition of new or additional regulations or the enactment of any new or more stringent legislation that impacts our business could require us to change the way we operate and could have a material adverse effect on our sales, profitability, cash flows and financial condition.

Failure to comply with these laws or regulations or failure to satisfy any criteria or other requirement under such laws or regulations, such as with respect to obtaining and maintaining licenses, certificates, authorizations and permits critical for the operation of our business, may result in civil penalties, private lawsuits, criminal actions or reputational harm, or result in a delay or the denial, suspension or revocation of our existing or contemplated licenses, certificates, authorizations or permits, which would prevent us from operating our business.

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

Additionally, changes to the administrative implementation of export control laws at the agency level may suddenly change as a result of geopolitical events, which could result in existing or proposed export authorization applications being viewed in unpredictable ways, or potentially rejected, as a result of the changed agency level protocol. Increasing trade tensions with China and Russia, in particular, may affect our supply chain, increase direct and indirect compliance costs, or significantly impact relations with business partners. The extensive and changing nature of these export control laws and related licensing policies may diminish our ability to market our solutions in certain markets.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 500,000,000 shares of common stock, of which, as of September 30, 2026, 169,848,254 shares were outstanding, 11,829,607 shares were reserved for future issuance under our stock incentive plan and 17,416,915 shares were issuable upon the exercise of warrants. As a result, we have a large number of shares of common stock that are authorized for issuance and are not outstanding or otherwise reserved and could be issued at the discretion of our board of directors (our “Board”) or through exercise of options and warrants. We expect to seek additional financing in the future in order to fund our operations, and if we issue additional shares of common stock or securities convertible into common stock, our existing stockholders will be diluted. Our Board may also choose to issue shares of our common stock or securities convertible into or exercisable for our common stock to acquire assets, corporations or companies, for compensation to employees, officers, directors, consultants and advisors, to fund capital expenditures and to enter into strategic partnerships. Additionally, shares of common stock could be issued for anti-takeover purposes or to delay or prevent changes in control or management of the Company. Our Board may determine to issue shares of our common stock on terms that our stockholders do not believe enhance stockholder value, or that may ultimately have an adverse (including a material adverse) effect on our business or the trading price of our common stock. Further, the issuance of any such shares may cause further dilution to the ownership interest of our current stockholders, reduce the book value per share of our common stock and may contribute to a reduction in the market price for our common stock.

Our principal stockholders own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Certain of our stockholders own a significant percentage of our outstanding capital stock. As of September 30, 2026, our holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 37% of our outstanding shares of common stock. Accordingly, certain stockholders may have significant influence over our affairs due to their substantial stock ownership and, in one case, a position on our Board. For example, these stockholders may be able to control or influence elections of directors, amendments of our organizational documents, or the approval of any merger, sale of assets or our business, or other major corporate transaction. The concentrated ownership of our common stock may also cause additional volatility as fewer of our shares may be traded on a daily basis. Furthermore, any significant sale of common stock by any of these holders could have an adverse impact on the trading price of our common stock. This concentration of ownership may prevent or discourage unsolicited acquisition proposals or offers for our common stock that some of our stockholders may believe is in their best interest.

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

We have a significant number of outstanding warrants for the purchase of common stock. In conjunction with the issuance of our senior secured notes in 2023 (Refer to Note 8 to our condensed consolidated financial statements for the three and nine months ended September 30, 2026 included elsewhere in this Quarterly Report on Form 10-Q for more information), we issued an aggregate of 25,925,927 warrants (the “2023 Debt Warrants”) at an exercise price of $2.16 to purchase shares of our common stock to certain of the purchasers thereof. The 2023 Debt Warrants will expire at 5:00 p.m., New York time, on June 1, 2027. As of September 30, 2026, 9,122,102 2023 Debt Warrants were outstanding.

Additionally, in conjunction with the issuance of the 2028 Notes in 2025 (Refer to Note 8 to our condensed consolidated financial statements for the three and nine months ended September 30, 2026 included elsewhere in this Quarterly Report on Form 10-Q for more information), we issued 7,800,000 warrants (the “2025 Debt Warrants” and, together with the 2023 Debt Warrants, the “Debt Warrants”) with exercise prices ranging from $12.56 to $20.00 per share to certain of the purchasers thereof. The 2025 Debt Warrants will expire at 5:00 p.m., New York time, on December 31, 2028. As of September 30, 2026, 7,800,000 2025 Debt Warrants were outstanding.

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

None.

(b) Use of Proceeds from Sale of Registered Equity Securities

None.

(c) Purchases of Equity Securities by the Issuer

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On September 23, 2026, Susan Insley, Chief Operating Officer, entered into a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K), intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Securities Exchange Act of 1934.  The sales plan applies to previously awarded grants of time-based vesting restricted stock units (“RSUs”) and provides for the automatic sales of a specific percentage of shares following the settlement of vested RSUs in an amount sufficient to satisfy the applicable tax withholding obligation of Ms. Insley. The sale proceeds will be delivered to the Company in satisfaction of the withholding obligation.

The exact number of shares that would be sold for withholding purposes under the plan currently is unknown as that number will vary based on the market price of Company common stock on the vesting date and other factors. Ms. Insley’s plan expires on December 31, 2027.

No other officers (as defined in Rule 16a-1(f) of the Exchange Act) or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K) during the fiscal quarter ended September 30, 2026.

On November 11, 2026, we entered into amended and restated executive agreements with each of Mariam Sorond, Chief Executive Officer, Timothy Gray, Chief Financial Officer, and James Black, General Counsel.  The amended agreements generally retain the terms of the executives’ existing agreements but revise certain severance benefits payable upon a termination by the Company without Cause or a resignation by the executive for Good Reason following a Change in Control (as defined in the agreements). Specifically, the amended agreements provide that (i) all outstanding unvested equity awards will become fully vested, rather than only those awards that otherwise would have vested during a specified timeframe following termination, and (ii) the executive will be entitled to a prorated annual bonus payment at target for the year of termination.  In addition, Messrs. Black and Gray’s agreements were amended to delete a two-year term applicable to the Company’s obligation to pay severance benefits following a termination without Cause or resignation for Good Reason.

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

NEXTNAV INC.

Date: November 12, 2026	By:	/s/ Timothy A. Gray
	Name:	Timothy A. Gray
	Title:	Executive Vice President, Chief Financial Officer and Principal Financial Officer

Date: November 12, 2026	By:	/s/ Sammaad R. Shams
	Name:	Sammaad R. Shams
	Title:	Chief Accounting Officer and Principal Accounting Officer